Form 10-K
period 2003-12-31
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2004-03-30
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
     For  the fiscal year ended December 31, 2003
                                -----------------
                                      -OR-

[ ] Transition  report  pursuant  to section  13 or 15(d) of the  Securities
    Exchange Act of 1934

         For the transition period from ___________ to _____________.

                        Commission File Number: 000-50467


                          SYNERGY FINANCIAL GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             New Jersey                                 52-2413926
-------------------------------------              --------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

310 North Avenue East, Cranford, New Jersey              07016
-------------------------------------------     ---------------------
(Address of Principal Executive Offices)              (Zip Code)

Issuer's Telephone Number, Including Area Code:     (800) 693-3838
                                                 --------------------

Securities registered under Section 12(b) of the Exchange Act:     None
                                                                -----------

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.10 per share
                                                                ---------------------------------------
                                                                    Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Act). YES     NO  X
                                           ---    ---

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter, was $24.2 million.

         As of March 26, 2004, there were 12,452,098 outstanding shares of the Registrant's common stock.

                                TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----

Part I

Item 1.    Business............................................................................1
Item 2.    Description of Property............................................................31
Item 3.    Legal Proceedings..................................................................33
Item 4.    Submission of Matters to a Vote of Security Holders................................33

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............34
Item 6.    Selected Financial Data............................................................35
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................................37
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................47
Item 8.    Financial Statements and Supplementary Data........................................50
Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................................85
Item 9A.   Controls and Procedures............................................................85

Part III

Item 10.   Directors and Executive Officers of the Registrant.................................85
Item 11.   Executive Compensation.............................................................88
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................94
Item 13.   Certain Relationships and Related Transactions.....................................96
Item 14.   Principal Accounting Fees and Services.............................................96
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................97

                                     PART I

Forward-Looking Statements

           Synergy Financial Group, Inc. (the "Company") may from time to time make written or oral "forward looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

           These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

           The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business.

General

           In March 2001, Synergy Bank (the "Bank"), formerly Synergy Federal Savings Bank, reorganized from a federally-chartered mutual savings bank into a mutual holding company structure. As a result of the reorganization, the Bank became a federal stock savings bank which was wholly-owned by a federal stock corporation, Synergy Financial Group, Inc. (the "Stock Holding Company"), which in turn, was wholly-owned by Synergy, MHC, a federally-chartered mutual holding company. The Stock Holding Company completed a minority stock offering in September 2002, at which time 1,454,750 shares were issued to persons other than Synergy, MHC, representing 43.5% of the outstanding common stock of the Stock Holding Company.

           In preparation for the conversion and reorganization of Synergy Bank and its Stock Holding Company from the mutual holding company form of organization to a full stock corporation, a new corporation with the same name, Synergy Financial Group, Inc., was incorporated as a New Jersey corporation on August 27, 2003. Synergy Financial Group, Inc. completed its stock offering in connection with the conversion and reorganization to a full stock corporation on January 20, 2004. As part of the conversion and reorganization, the Stock Holding Company and Synergy, MHC ceased to exist and the shares formerly held by Synergy, MHC were cancelled. Synergy Financial Group, Inc. sold 7,035,918 new shares to the public and the shares held by stockholders of the Stock Holding Company were exchanged for 5,416,180 shares of Synergy Financial Group, Inc., with a resulting total of 12,452,098 shares outstanding.

           The Company conducts no significant business or operations of its own other than holding 100% of the stock of the Bank and Synergy Financial Services, Inc. References in this Annual Report on Form 10-K to the Company or Registrant generally refer to the Company and the Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

           We are in the business of offering financial services, including deposit products, one- to four- family residential mortgage loans, home equity loans, multi-family and non-residential loans, and consumer loan products, including automobile and personal loans.

           We attract deposits from the general public and borrow money from the Federal Home Loan Bank of New York (the "FHLB") and use these deposits and FHLB borrowings primarily to originate loans and to purchase investment securities. Our principal sources of funds for lending and investing activities are deposits, FHLB borrowings, the repayment and maturity of loans and the maturity, call and occasional sale of investment securities. Our principal source of income is interest on loans and investment securities. Our principal expense is interest paid on deposits and FHLB borrowings.

Market Area

           Our main office is located in Cranford, New Jersey, and our branches are located in Middlesex, Monmouth, Morris and Union counties, New Jersey. Our primary market area is Essex, Middlesex, Monmouth, Morris, Somerset and Union counties, New Jersey. Essex and Union counties are highly urbanized and densely populated counties in the New York City metropolitan area, lying at the heart of the northeast corridor, one of the largest population and industrial areas in the country. The remaining counties are suburban areas located in central New Jersey. The market areas surrounding each of the Bank's branches are mostly growth markets, with population densities and income levels generally above the average levels for New Jersey.

           Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans. As a result, our profitability could be hurt.

Competition

           We face substantial competition in our attraction of deposits, which are our primary source of funds for lending. Many of our competitors are significantly larger institutions and have greater financial and managerial resources. Our ability to compete successfully is a significant factor affecting our profitability.

           Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions and credit unions located in our primary market area. We also compete with mortgage banking companies for real estate loans and with commercial banks and savings institutions, as well as internet-based lenders, for consumer loans. We, further, face competition for deposits from investment products such as mutual funds, short-term money funds and corporate and government securities.

Lending Activities

           General. We primarily originate real estate loans, including one- to four-family first mortgage loans, home equity loans, multi-family and non-residential mortgages, as well as consumer loans, comprised mostly of direct automobile loans for both new and used vehicles. The loan portfolio is predominately comprised of one- to four-family residential real estate loans, most of which have fixed rates of interest.

           As a result of our recent growth, including growth in our non-residential mortgage loans, a significant portion of our loan portfolio is represented by new credits. Generally, loans that are relatively new, referred to as unseasoned loans, do not have sufficient repayment history to determine the likelihood of repayment in accordance with their terms. Originations of non-residential and multi-family mortgage loans totaled $36.4 million and $31.1 million during the years ended December 31, 2003 and 2002, respectively.

         Loan   Portfolio   Composition.   The  following   table  analyzes  the
composition of the loan portfolio by loan category at the dates indicated.


                                                                          At December 31,
                            ------------------------------------------------------------------------------------------------------
                                   2003                   2002                  2001               2000                1999
                            ------------------     ------------------    -----------------   ----------------    -----------------
                            Amount     Percent     Amount     Percent    Amount    Percent   Amount   Percent    Amount    Percent
                            ------     -------     ------     -------    ------    -------   ------    ------    ------    -------
                                                                      (Dollars in thousands)
Type of Loans:
--------------
Mortgage loans:
  One- to Four-Family
    Residential(1)........  $226,085    51.66%    $202,325    62.92%  $148,826      65.81% $127,004    66.69%  $116,727     70.95%
  Non-Residential and
    Multi-Family..........    90,665    20.71       48,386    15.05     19,044       8.43     2,072     1.08          -         -
Automobile................   109,277    24.97       63,796    19.83     52,206      23.08    45,812    24.06     30,171     18.34
Commercial................     7,838     1.79        2,472     0.77          -          -         -        -          -         -
Credit Card...............        71     0.02          136     0.04         30       0.01     6,969     3.66      7,260      4.41
Other Consumer(2).........     3,745     0.86        4,454     1.39      6,033       2.67     8,594     4.51     10,363      6.30
                            --------   ------     --------   ------   --------     ------  --------  -------   --------    ------

     Total loans..........   437,681   100.00%     321,569   100.00%   226,139     100.00%  190,451   100.00%   164,521    100.00%
                                       ======                ======                ======             ======               ======


  Deferred loan
    fees and costs........       178                    85                 (78)                (177)               (353)
Less:
  Allowance for
    loan losses...........    (3,274)               (2,231)             (1,372)              (1,176)               (995)
                            --------              --------            --------             --------            --------

     Total loans, net.....  $434,585              $319,423            $224,689             $189,098            $163,173
                            ========              ========            ========             ========            ========


----------------
(1)  This category includes home equity loans.
(2) This category consists of personal loans (unsecured) and savings secured loans.

           Loan Maturity Schedule. The following table sets forth the maturity or repricing of the loan portfolio at December 31, 2003. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.


                                 One- to      Non-Residential
                                Four-Family         and                                  Credit      Other
                                Residential(1) Multi-Family   Automobile    Commercial    Card     Consumer(2)   Total
                                -------------  ------------   ----------    ----------   ------    -----------   -----
                                                                  (In thousands)
Amounts Due:
Within 1 Year.................    $  1,815       $ 1,849       $  2,046      $1,306    $   71      $   371     $  7,458
After 1 year:
  1 to 3 years................       1,223         1,798         20,902       1,592         -        1,556       27,070
  3 to 5 years................      10,316         1,422         72,935         272         -        1,818       86,763
  5 to 10 years...............      29,121        11,299         13,394       1,378         -            -       55,169
  10 to 15 years..............     110,287        25,684              -           -         -            -      135,994
  Over 15 years...............      73,323        48,613              -       3,290         -            -      125,226
                                  --------       -------       --------      ------    ------      -------     --------
     Total due after one year.     224,270        88,816        107,231       6,531         -        3,374      430,222
                                  --------       -------       --------      ------    ------      -------     --------
     Total amount due.........    $226,085       $90,665       $109,277      $7,838    $   71      $ 3,745     $437,681
                                  ========       =======       ========      ======    ======      =======     ========

----------------
(1) This category includes home equity loans.
(2) This category consists of personal loans (unsecured) and savings secured loans.

           The following table sets forth the dollar amount of all loans at December 31, 2003 that are due after December 31, 2004 that have fixed interest rates and that have floating or adjustable interest rates.


                                                      Floating or
                                     Fixed Rates    Adjustable Rates    Total
                                     -----------    ----------------    -----
                                                    (In thousands)
Mortgage loans:
   One-to Four-Family
      Residential(1)..............    $199,764            $24,506      $224,270
    Non-Residential and Multi-
      Family......................      17,737             71,079        88,816
Automobile........................     107,231                  -       107,231
Commercial........................       6,531                  -         6,531
Other Consumer(2).................       3,374                  -         3,374
                                      --------            -------      --------
     Total........................    $334,637            $95,585      $430,222
                                      ========            =======      ========

----------------

(1)  This category includes home equity loans.
(2) This category consists of personal loans (unsecured) and savings secured loans.

           Residential Lending. One of our primary lending activities is the origination of one- to four- family mortgage loans. The majority of our residential lending is secured by property located in New Jersey. We will generally originate a mortgage loan in an amount up to 80% of the lesser of the appraised value or the purchase price of a mortgaged property. For loans exceeding this guideline, private mortgage insurance for the borrower is required.

           The majority of our residential loans are originated with fixed rates and have terms of fifteen to thirty years. Our adjustable rate loans have terms of fifteen to thirty years and adjustment periods of one, three, five or ten years according to the terms of the loan. These loans provide for an interest rate that is tied to a U.S. Treasury securities index.

           We generally make fixed rate mortgage loans that meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation ("FHLMC"). In accordance with our interest rate risk management policy, we occasionally sell qualifying one- to four-family residential mortgages in the secondary market to FHLMC without recourse and with servicing retained. During the year ended December 31, 2003, we sold $2.3 million of residential mortgages, all of which were 30 year fixed-rate loans. We may continue to sell loans in the future when doing so will assist in portfolio diversification and mitigating interest rate risk.

           Substantially all of our residential mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one- to four-family residential loans are made by state certified or licensed independent appraisers approved annually by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. All property secured loans require fire and casualty insurance. Loans made on property located in designated flood zones require minimum flood insurance coverage based on the amount of the loan.

           Our residential loan portfolio includes home equity loans, which are originated in our market area and have maturities of up to fifteen years. At December 31, 2003, home equity loans totaled $96.3 million, or 22.0% of total loans. Collateral value is determined through the use of an Internet-based value estimator, a drive-by appraisal or a full appraisal. All loans over $250,000 require a full appraisal and title insurance policy.

           Non-Residential and Multi-Family Mortgage Loans. In 2000, we began to originate non- residential mortgage loans, including loans on retail/service space, and other income-producing properties. Our non-residential loan portfolio also includes multi-family (five or more units) mortgage loans. We require no less than a 25% down payment or equity position for non-residential and multi-family mortgage loans. Typically, these loans are made with variable rates of interest with terms of up to twenty years. Essentially all of these mortgage loans are on properties located within New Jersey. We occasionally sell participation interests in non-residential and multi-family mortgage loans originated by us that would otherwise exceed our loans-to-one-borrower limit. At December 31, 2003, the average balance of a multi- family and non-residential mortgage loan was $424,641 and $619,698, respectively.

           Non-residential and multi-family mortgage loans generally are considered to entail significantly greater risk than that which is involved with residential real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the real estate and the borrower. These risks can be significantly affected by economic conditions. In addition, non-residential and multi- family real estate lending generally requires substantially greater evaluation and oversight efforts compared to one- to four-family residential real estate lending.

           Consumer Loans. At December 31, 2003, consumer loans amounted to $113.1 million, or 25.85% of the total loan portfolio. The vast majority of these are automobile loans. At December 31, 2003, automobile loans totaled $109.3 million.

           In late 1999, we began to originate direct automobile loans over the Internet through an independent loan referral web site. A bank participating in the referral program sets certain criteria with the referral company to select those borrowers who meet that bank's lending standards. The borrower completes a qualification form and submits it via the web site. The referral company's automated system screens the borrower's qualification form and, if it meets our preset criteria, it is forwarded to us for consideration. The borrower's qualification form is sent to no more than four of the more than two hundred participating banks. Once we receive a qualification form, we check the borrower's credit score via an automated computer system. If the credit score is consistent with our criteria, the automated system sends a notice to the borrower that he or she is conditionally approved and we make the borrower a loan offer. The borrower then decides whether to accept the loan offer. Upon acceptance, we disburse the funds. We pay a fee to the referral company for each qualification form we receive (even if that borrower does not accept our loan offer) and for each loan that is originated. Currently, an average of $6.8 million, or 92.0% of our monthly automobile loan originations are generated from this referral source. We intend to continue to originate and purchase automobile loans at a level necessary to maintain the non-mortgage loan portfolio at approximately one-fourth of our total loans. We will generally lend up to 100% of the purchase price of a new or used vehicle.

           Consumer loans also consist of personal loans (unsecured) and savings secured loans. We will generally lend up to 100% of the account balance on a savings secured loan.

           Consumer loans generally have shorter terms and higher interest rates than residential loans. Consumer loans generally have maturities of up to six years. Consumer loans can be helpful in improving the spread between the average loan yield and the cost of funds and at the same time improve the matching of rate sensitive assets and liabilities.

           Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets, such as automobiles, or loans that are unsecured. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan repayment is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on consumer loans in the event of a default.

           Our underwriting standards for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income. Credit worthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Certain of our officers are authorized to approve unsecured consumer loan applications of up to $20,000.

           Commercial Loans. At December 31, 2003, the commercial loan portfolio had grown to $7.8 million, representing 1.79% of the total loan portfolio at that date. The increase is primarily the result of commercial loans acquired in connection with our acquisition of First Bank of Central Jersey ("FBCJ").
Additionally, during the fourth quarter of 2003, we participated in a $1.1 million secured commercial loan without recourse with a financial institution that also operates in the state of New Jersey. The loan is guaranteed by the borrower, a luxury limousine company that is expanding its business, and is securitized by vehicles used in the business. Furthermore, in November 2003, we purchased a one-third interest or $400,000 of a fixed-rate secured commercial loan participation with a seven year maturity. This loan is secured by non-residential occupancy leases and equipment.

           In addition to these loans, we originated two commercial loans totaling approximately $1.0 million during the year ended December 31, 2003. The first loan carried a variable rate indexed to the prime rate of interest with a term of 5 years and was secured by non-residential real estate. The second was a fixed-rate loan with a ten year term, and was secured by an assignment of non-residential occupancy leases.

           Subsequent to December 31, 2003, we introduced the availability of both commercial lines of credit and fixed term commercial loans. The commercial lines that are unsecured are limited to $100,000, while secured are offered up to $1.0 million. The term for the unsecured line is no more than five years with annual renewal, while fixed term loans are offered for terms of up to ten years.

           Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. In addition, commercial lending generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

           Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of December 31, 2003, our loans to one borrower limit was $6.5 million, and we had 48 borrowers with loan balances in excess of $1.0 million. Subsequent to December 31, 2003, we completed a second-step stock conversion on January 20, 2004, raising approximately $69.2 million in equity capital, which increased our loans to one borrower limit to $13.2 million.

         At December 31, 2003, our largest single borrower had an aggregate balance of $6.7 million, representing various real estate mortgage loans collateralized primarily by multi-family residential properties. Consequently, the Bank briefly exceeded its loan to one borrower limit in connection with this lending relationship, however, as a result of the new equity capital raised in the recent stock conversion, the limit increased substantially and the Bank is now in compliance with the limit. At December 31, 2003, our second largest single borrower had an aggregate balance of $5.7 million, representing a mortgage loan and a commercial line of credit, secured by a multi-family and a mixed use property, respectively, along with a construction loan for a professional office building. At December 31, 2003, our third largest borrower had an aggregate balance of $5.0 million, representing our interest in a participation loan secured by a hotel property. At December 31, 2003, all of these three lending relationships were current and performing in accordance with the terms of their loan agreements.

         Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include newspaper advertisements, our business development officers, repeat customers, applications through Synergy Bank's Internet site, real-estate broker referrals, and "walk-in" customers. A significant source for our automobile loan originations is an independent loan referral web site.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.


                                                               Year Ended December 31,
                                                         ---------------------------------
                                                         2003           2002          2001
                                                         ----           ----          ----
                                                                    (In thousands)
Loan originations and purchases:
    Loan originations:
        One- to Four-Family Residential...............  $116,284       $110,578     $ 60,490
        Non-Residential and Multi-Family..............    36,392         31,116       19,893
        Automobile....................................    89,051         31,820       27,333
        Commercial....................................       920          2,472            -
        Credit Card...................................         -              -            -
        Other.........................................    11,964         13,026        6,772
                                                        --------       --------     --------
    Total loan originations...........................   254,611        189,012      114,488

    Loans purchased through acquisition of FBCJ:          21,880              -            -
    Loan purchases:
        One- to Four-Family Residential...............         -              -            -
        Non-Residential and Multi-Family..............     5,000              -            -
        Automobile....................................         -         13,717        2,981
        Commercial....................................     1,486              -            -
        Credit Card...................................         -              -            -
        Other.........................................         -              -            -
                                                        --------       --------     --------
    Total loan purchases..............................    28,366         13,717        2,981

Sales and loan principal repayments:
    Loans sold:
        One- to Four-Family Residential...............     2,307          4,852        9,336
        Non-Residential and Multi-Family..............         -            500        1,000
        Automobile....................................         -              -            -
        Commercial....................................         -              -            -
        Credit Card...................................         -              -        6,158
        Other.........................................         -              -            -
                                                        --------       --------     --------
    Total loans sold..................................     2,307          5,352       16,494
    Loan principal repayments.........................   165,074        101,947       65,287
                                                        --------        -------      -------
        Total loans sold and principal repayments.....   167,381        107,299       81,781
Decrease due to other items...........................       434            696           97
                                                        --------       --------     --------
Net increase in loan portfolio........................  $115,162       $ 94,734     $ 35,591
                                                        ========       ========     ========


         The sale of mortgage loans is part of management's strategy to diversify the loan portfolio and mitigate interest rate risk. Approximately $2.3 million of the loan sales during 2003 consisted of residential mortgages, all of which were 30 year fixed-rate loans. As of December 31, 2003, we serviced $5.9 million in loans for the Federal Home Loan Mortgage Corporation. We occasionally sell participation interests in non-residential mortgage loans originated by us that are considered large credits in order to reduce credit risk exposure and comply with our loans to one borrower limitation. We may continue to sell loans in the future when doing so will diversify our loan portfolio composition, mitigate interest rate risk or reduce our credit risk exposure.

         We generally sell loans on a non-recourse basis, with servicing retained and with a loan servicing fee of 0.25% of the loan balance. At December 31, 2003, loans serviced for the benefit of other lenders totaled approximately $2.1 million.

         We occasionally purchase loans through other financial institutions' participation programs. During the year ended December 31, 2003, we purchased an aggregate of $6.5 million of loans. This included a $5.0 million, or 20%, interest in a loan participation secured by a hotel property that is not in our defined market during December 2003 and a $400,000, or 33.3%, interest in a participation secured by fit-up leases and equipment in November 2003. Both of these participations were purchased without recourse.

         Additionally, we purchased a $1.1 million or 90% interest in a commercial loan participation secured by a fleet of luxury automobile limousines during December 2003. The participation was without recourse. This participation was similar in nature to a $2.5 million, or 90% interest, in a commercial loan secured by a fleet of luxury automobile limousines with the same borrower that was purchased in 2002. This participation was without recourse and had a remaining balance of $1.5 million at December 31, 2003.

         As of December 31, 2003, we also had participations in three indirect automobile loan pools (each a 90% participation interest) with a local financial institution. Two of the three indirect automobile loan pools were purchased with full recourse, and at December 31, 2003 had a remaining balance of $1.6 million. The third automobile loan pool was purchased without recourse, and at December 31, 2003 had a remaining balance of $39,270. The seller retained the servicing of each of these three automobile loan participations. We do not, however, pay a servicing fee on these loans.

         In addition, at December 31, 2003, we had two participations of $965,000 and $588,000, both of which were non-residential mortgage loans secured by real estate in our market area. They were purchased without recourse. We pay a servicing fee of 0.25% of the loan balance for both participations.

         Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of December 31, 2003 was approximately $45.5 million, excluding commitments on unused lines of credit of $22.7 million.

         Loan Origination and Other Loan Fees. In addition to interest earned on loans, we receive commitment fees, loan origination fees and points on certain loans. We also receive other fees and charges relating to existing loans, which include late charges and fees collected in connection with loan modifications. These fees and charges have not constituted a material source of income.

Non-Performing Loans and Problem Assets

         Collection Procedures. The borrower is notified by mail when a loan is ten days delinquent. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a collateralized loan is ninety days delinquent, it is referred to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

         In the case of mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale. We may be the buyer at this sale if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by receipt of deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold or otherwise disposed of. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that results from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2003, we did not hold any real estate owned.

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than ninety days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on our assessment of the ultimate collectibility of the loan. These payments are accounted for under the cash method of accounting.

         Non-Performing   Assets.  The  following  table  provides   information
regarding our non-performing loans and other non-performing assets as of the dates indicated.



                                                                             At December 31,
                                                -------------------------------------------------------------------------
                                                    2003            2002            2001             2000            1999
                                                    ----            ----            ----             ----            ----
                                                                         (Dollars in thousands)
Loans accounted for on a non-accrual basis:

  One- to Four-Family Residential(1)............    $   -           $   -           $   -           $  57            $  58
  Non-Residential and Multi-Family..............        -               -               -               -                -
  Automobile....................................      298             374              32              19               55
  Commercial....................................       33               -               -               -                -
  Credit Card...................................        2               5              22              32               67
  Other Consumer(2).............................       16              70              17              79              112
                                                    -----           -----           -----           -----            -----

     Total......................................    $ 348           $ 449           $  71           $ 187            $ 292
                                                    =====           =====           =====           =====            =====
Accruing loans which are contractually past
  due 90 days or more:

  Residential mortgages.........................    $   -           $   -           $   -           $   -            $   -
  Non-Residential mortgages.....................        -               -               -               -                -
  Automobile....................................        -               -               -               -                -
  Credit Card...................................        -               -               -               -                -
  Other Consumer(2).............................        -               -               -               -                -
                                                    -----           -----           -----           -----            -----

     Total......................................    $   -           $   -           $   -           $   -            $   -
                                                    =====           =====           =====           =====            =====

     Total non-performing loans.................    $ 348           $ 449           $  71           $ 187            $ 292
                                                    =====           =====           =====           =====            =====

Other non-performing assets.....................    $   -           $   -           $   -           $   -            $   -
                                                    =====           =====           =====           =====            =====

     Total non-performing assets................    $ 348           $ 449           $  71           $ 187            $ 292
                                                    =====           =====           =====           =====            =====

     Total non-performing loans to net loans....     0.08%           0.14%           0.03%           0.10%            0.18%
                                                    =====           =====           =====           =====            =====

     Total non-performing loans to total assets.     0.06%           0.10%           0.02%           0.08%            0.13%
                                                    =====           =====           =====           =====            =====

     Total non-performing assets to total assets     0.06%           0.10%           0.02%           0.08%            0.13%
                                                    =====           =====           =====           =====            =====

-------------------------
(1)  This category includes home equity loans.
(2) This category consists of personal loans (unsecured) and savings secured loans.

         For the year ended December 31, 2003, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current and performing according to the original loan agreements for the entire period was approximately $7,000. This amount was not included in our interest income for the period. No interest income on loans accounted for on a non-accrual basis was included in income during the year ended December 31, 2003.

         At December 31, 2003, there were no loans for which management had serious doubts as to the ability of such borrowers to comply with the present repayment terms that are not included in the table above as loans accounted for on a non-accrual basis.

         Classified Assets. Management, in compliance with OTS guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a monthly basis. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount considered prudent by management. When management classifies a portion of a loan as loss, a specific reserve equal to 100% of the loss amount is required to be established or the loan is charged-off.

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated as "special mention" by management.

         Management's classification of assets and its estimation of the amount of known and inherent loan losses in the loan portfolio is reviewed by the Asset Liability Committee on a regular basis and by the regulatory agencies as part of their examination process. At December 31, 2003, classified loans totaled $511,000. This amount included $232,000 of loans classified as "substandard." Management has deemed $36,000 of the loans classified as substandard as non-performing assets. At December 31, 2003, we had $280,000 of loans classified as "doubtful," all of which amount is included under non-performing assets, as shown in the table above. At December 31, 2003, we had no loans classified as "loss."

         Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses known and inherent in our loan portfolio that are both probable and reasonable to estimate associated both with lending activities and particular problem assets. The allowance is maintained through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance.

         Our estimation of known and inherent loan losses in the loan portfolio includes a separate review of all loans on which the collectibility of principal may not be reasonably assured. We evaluate all classified loans individually and base our determination of a loss factor on the likelihood of collectibility of principal, including consideration of the value of the underlying collateral securing the loan. Larger loans, which would generally include multi-family mortgages and other non-residential mortgage loans, are also generally evaluated for impairment individually. We also segregate loans by loan category and evaluate homogenous loans as a group.

         Although there may be other factors that also warrant consideration in estimating the amount of known and inherent loan losses in the loan portfolio, we consider the following points in connection with our determination of loss factors and as part of our overall estimation of the amount of known and inherent loan losses in the loan portfolio:

     o    our historical loan loss experience;

     o    internal analysis of credit quality;

     o    general levels of non-performing loans and delinquencies;

     o    changes in loan concentrations by loan category;

     o    current estimated collateral values;

     o    peer group information;

     o    analysis of credit quality conducted in bank regulatory  examinations;
          and

     o    economic and market trends impacting our lending area.

         In the recent year, our charge-offs were higher than past experience. This is the direct result of the indirect automobile loans associated with our acquisition of FBCJ.

         This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the OTS (as an integral part of its examination process) periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

         The following table sets forth information with respect to our allowance for loan and lease losses at the dates indicated.


                                                                                     For the Year Ended
                                                                                        December 31,
                                                      ----------------------------------------------------------------------------
                                                           2003             2002             2001            2000            1999
                                                           ----             ----             ----            ----            ----
                                                                                   (Dollars in thousands)

Allowance balance (at beginning of year)...........    $  2,231        $   1,372         $  1,176        $    995        $  1,148
                                                       --------         --------         --------        --------        --------

Charge-offs:

  One- to Four Family Residential(1)...............           -                -                -               -              35
  Non-Residential and Multi-Family.................           -                -                -               -               -
  Automobile.......................................       1,146              280               61             101              27
  Credit Card......................................          11               26              108             127             135
  Other Consumer(2)................................         179              128              248             267             329
                                                       --------         --------         --------        --------        --------

     Total.........................................       1,336              434              417             495             526

Recoveries:
  One- to Four-Family Residential..................           -                3                2               1               5
  Non-Residential and Multi-Family.................           -                -                -               -               -
  Automobile.......................................         292               42               39              26              36
  Credit Card......................................          25               27               49              25              25
  Other Consumer(2)................................         124              144              160             144             182
                                                       --------         --------         --------        --------        --------

     Total.........................................         441              216              250             196             248
                                                       --------         --------         --------        --------        --------

Net charge-offs....................................        (895)            (218)            (167)           (299)           (278)
Acquisition of FBCJ................................         823                -                -               -               -
Provision for loan losses..........................       1,115            1,077              363             480             125
                                                       --------         --------         --------        --------        --------

Allowance balance (at end of year).................    $  3,274         $  2,231         $  1,372        $  1,176        $    995
                                                       ========         ========         ========        ========        ========

     Total gross loans outstanding (at end of year)    $437,681         $321,569         $226,139        $190,451        $164,521
                                                       ========         ========         ========        ========        ========

Allowance for loan and lease losses as a percent of
total loans outstanding.............................       0.75%            0.69%            0.61%           0.62%           0.60%
                                                           ====             ====             ====            ====            ====
Net loans charged off as a percent of average
   loans outstanding during the year................       0.21%            0.07%            0.08%           0.17%           0.19%
                                                           ====             ====             ====            ====            ====

------------------------
(1)  This category includes home equity loans.

(2) This category consists of personal loans (unsecured) and savings secured loans.

         Allocation of Allowance for Loan and Lease Losses. The following table sets forth the allocation of our allowance for loan and lease losses by collateral and the percent of loans in each category to total loans receivable, net, at the dates indicated. Management determines the allocation of our allowance for loan losses based on its assessment of the risk characteristics of each loan category. The change in allocation of the allowance from period to period also reflects the relative balances of each loan category. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The allocation is subject to change as management's assessment of the risk characteristics of each loan category may change from time to time.


                                                                            At December 31,
                               ----------------------------------------------------------------------------------------------------
                                     2003                  2002                 2001                 2000               1999
                               -------------------   -----------------     ----------------    ------------------  ----------------
                                         Percent              Percent               Percent               Percent           Percent
                                         of Loans             of Loans              of Loans             of Loans          of Loans
                                         to Total             to Total              to Total             to Total          to Total
                                Amount    Loans      Amount    Loans       Amount    Loans      Amount    Loans   Amount    Loans
                                ------    -----      ------    -----       ------    -----      ------    -----   ------    -----
                                                                        (Dollars in thousands)
At end of period allocated to:

  One- to Four-Family
     Residential(1)............ $  921     59.60%  $   517    68.54%    $  813        68.15%  $  409      67.65%  $312      70.95%
  Non-Residential and
     Multi-Family..............    531    12.77        256     9.43        105         6.09        8       0.12      -          -
  Automobile...................  1,472    25.00      1,113    19.83        319        23.08      158      24.06     86      18.34
  Commercial...................     73     1.81          9     0.77          -            -        -          -      -          -
  Credit Card..................      2     0.02          -     0.04          -         0.01      268       3.66    216       4.41
  Other Consumer(1)............    275     0.81        336     1.39        135         2.67      333       4.51    381       6.30
                                ------   ------     ------   ------     ------       ------   ------     ------   ----     ------

     Total allowance........... $3,274   100.00%    $2,231   100.00%    $1,372       100.00%  $1,176     100.00%  $995     100.00%
                                ======   ======     ======   ======     ======       ======   ======     ======   ====     ======


----------------

(1)  This category includes home equity loans.
(2) This category consists of personal loans (unsecured) and savings secured loans.

Securities Portfolio

         General. Federally chartered savings banks have the authority to invest in various types of liquid assets, including U.S. government and government agency obligations, securities of various federal agencies and government-sponsored enterprises (including securities collateralized by mortgages), certificates of deposits of insured banks and savings institutions, municipal securities and corporate debt securities.

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

         We do not currently use or maintain a trading account. Securities not classified as "held to maturity" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. On occasion, we sell available for sale securities based on the evaluation of price levels obtained through multiple dealers. Our analysis in selling available for sale securities includes tracking the Treasury yield curve through internet-based financial data providers and tracking the price of similar securities offered through dealers' inventory listings using their individual web sites.

         All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, asset/liability position and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

         Our investment policy, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing our lending activities. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policy, investment quality, marketability and performance objectives. The Asset/Liability Management Committee reviews the securities portfolio on a monthly basis. The results of the committee's monthly review are reported to the full Board at its regular monthly meeting.

         We do not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance-sheet derivative financial instruments. Further, we do not invest in securities which are not rated investment grade.

         Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. We focus primarily on mortgage-backed securities secured by one- to four-family mortgages.

         The mortgage originators use intermediaries (generally U.S. government agencies and government- sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Such U.S. government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors. At December 31, 2003, all of our mortgage-backed securities were issued by either U.S. government agencies or government-sponsored enterprises.

         Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. Our mortgage-backed securities consist primarily of securities issued by Government National Mortgage Association ("GNMA" or "GinnieMae"), Federal Home Loan Mortgage Association ("FHLMA" or "FreddieMac") and the Federal National Mortgage Association ("FNMA" or "Fannie Mae").
Mortgage- backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder.

         Expected maturities will differ from contractual maturities due to scheduled repayments and because the mortgagor may have the right to prepay the obligation with or without prepayment penalties.

         Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"). We also invest in CMOs and REMICs, issued or sponsored by GNMA, FNMA and FHLMC. CMOs and REMICs are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches," or classes, which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities, as opposed to pass-through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying CMOs and REMICs are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in CMOs and REMICs allows us to moderate reinvestment risk resulting from unexpected prepayment activity associated with conventional mortgage-backed securities. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         Other Securities. In addition, at December 31, 2003, we held equity investments with a fair market value of $965,000, primarily consisting of an interest in the Community Reinvestment Act Qualified Investment Fund and a $10,000 State of Israel bond associated with the acquisition of FBCJ. We also held an approximate investment of $3.6 million in FHLB common stock (this amount is not shown in the securities portfolio). As a member of the FHLB, ownership of FHLB common stock is required.

Furthermore,   we  owned   shares  of  two   financial   institutions   totaling
approximately $20,000 in market value at December 31, 2003.

         The following table sets forth the carrying value of our investment securities portfolio at the dates indicated.



                                                              At December 31,
                                              -------------------------------
                                                   2003            2002           2001
                                              --------------  -------------- ---------
                                                              (In thousands)
Investment Securities Available-for-Sale:

 U.S. Government Obligations................    $  3,467         $     -         $     -
  Mortgage-Backed Securities:
         FHLMC(1)...........................      64,098          21,407          24,595
         FNMA     ..........................      55,249          40,886          19,299
         GNMA     ..........................           -               -               -
  Equity Securities.........................         965              10               -
                                                --------         -------         -------

      Total Available-for-Sale..............     123,779          62,303          43,894

Investment Securities Held-to-Maturity:

  Other Debt Securities.....................    $     10         $     -         $     -
  U.S. Government Obligations...............           -               -               -
  Mortgage-Backed Securities:
         FHLMC(2)...........................       5,623           3,249               -
         FNMA     ..........................      20,285          11,395           2,458
         GNMA     ..........................       7,296           2,763           4,695
                                                --------         -------         -------
  Total Held-to-Maturity....................      33,214          17,407           7,153
                                                --------         -------         -------

        Total...............................    $156,993         $79,710         $51,047
                                                ========          ======         =======


---------------

(1) At December 31, 2003, includes $69,000 of agency-issued collateralized mortgage obligations.
(2) At December 31, 2003, includes $7.8 million of agency-issued collateralized mortgage obligations.

         Carrying Values, Yields and Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment securities portfolio at the dates indicated.

                                                                 At December 31, 2003
                             -------------------------------------------------------------------------------------------------------
                              One Year or Less   One to Five Years   Five to Ten Years  More than Ten Years       Total
                             ------------------  ------------------ ------------------- ------------------ -------------------------
                             Carrying  Average   Carrying  Average   Carrying  Average  Carrying Average   Carrying  Average  Market
                              Value    Yield      Value    Yield      Value    Yield     Value   Yield      Value    Yield    Value
                             -------  -------    -------  ------    -------   ------    ------  ------     -------   ------    -----

                                                                             (Dollars in thousands)
Investment Securities
  Available-for-Sale:
  U.S. Government Obligations   $1,023    1.89% $ 2,444     2.91%  $     -       -%    $     -        -%   $3,467    2.61%  $ 3,467
  Mortgage-Backed Securities:
     FHLMC...................        -       -   32,760     3.43     2,175    3.79      29,164     3.29    64,098    3.38    64,098
     FNMA....................        -       -    1,158     4.38     5,873    4.14      48,217     3.17    55,249    3.30    55,249
     GNMA....................        -       -        -        -         -       -           -        -         -       -         -
  Equity Securities..........        -       -        -        -         -       -         965        -       965       -       965
                                ------  ------  -------  -------   -------  ------     -------  -------  --------   -----  --------
      Total
      Available-for-Sale.        1,023           36,362              8,048              78,346            123,779           123,779

Investment Securities
  Held-to-Maturity:
  Mortgage-Backed Securities:
     FHLMC...................        -       -    1,301     2.91     1,911    3.08       2,411     4.14     5,623    3.74     5,559
     FNMA....................        -       -        -        -    10,058    3.86      10,227     3.99    20,285    3.92    20,256
     GNMA....................        -       -        -        -       305    5.99       6,991     4.08     7,296    4.16     7,391
  Other Debt Securities......        -       -       10     2.25         -       -           -        -        10    2.25        10
                                ------  ------  -------  -------   -------  ------     -------  -------   -------  ------  --------
      Total
      Held-to-Maturity...            -            1,311             12,274              19,629             33,214            33,216
                                ------          -------            -------             -------           --------          --------
Total........................   $1,023          $37,673            $20,322             $97,975           $156,993          $156,995
                                ======          =======            =======             =======           ========          ========


Sources of Funds

         General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the FHLB) are also periodically used to supplement the amount of funds for lending and investment.

         Deposits. Our current deposit products include checking, savings, money market, club accounts, certificate of deposit accounts with terms from three months to ten years, and individual retirement accounts ("IRAs"). Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

         Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including print media, radio, direct mail and inserts included with customer statements. We do not utilize the services of deposit brokers. Premiums or incentives for opening accounts are generally not offered. Periodically, we select a particular certificate of deposit term for promotion.

         We pay interest rates on certificates of deposits that are toward the high range of rates offered by our competitors. Rates on savings and money market accounts are generally priced toward the middle and upper range of rates offered in our market. The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) our current cost of funds and yield on assets and asset/liability position; and (4) the alternate cost of funds on a wholesale basis in particular, the cost of advances from the FHLB. Interest rates are reviewed by senior management on at least a weekly basis.

         A large percentage of our deposits are in certificates of deposit (45.7%, or $216.4 million, at December 31, 2003 as compared to 57.1%, or $220.3 million, at December 31, 2002). Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

         The following tables set forth the distribution of the average deposits in Synergy Bank for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.


                                                                    For the Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                              2003                               2002                                 2001
                                  -------------------------------   --------------------------------   -----------------------------
                                            Percent                            Percent                            Percent
                                  Average   of Total   Average      Average    of Total    Average      Average  of Total  Average
                                  Balance   Deposits  Rate Paid     Balance    Deposits   Rate Paid     Balance  Deposits Rate Paid
                                  -------   --------  ---------     -------    -------- ---------      -------  -------- -----------
                                                                        (Dollars in thousands)

Money market accounts........... $ 81,852      18.62%      1.46%    $ 44,966      14.78%     1.74%  $ 36,325      16.51%     2.86%
Savings and club accounts.......   71,959      16.37       0.70       62,310      20.47      1.23     53,527      24.33      1.82
Certificates of deposit and
  other time deposit accounts...  236,749      53.85       3.03      160,305      52.68      3.60    101,594      46.18      5.37
Non-interest-bearing
  checking accounts(1)..........   49,052      11.16       0.12       36,743      12.07         -     28,561      12.98         -
                                 --------    -------      -----    ---------     ------     -----   --------     ------     -----

    Total deposits.............. $439,612    100.00%       2.03%    $304,324     100.00%     2.40%  $220,007     100.00%     3.39%
                                 ========    ======       =====      =======     ======     =====   ========     ======     =====

------------------

(1) On March 28, 2003, Synergy Bank converted interest-earning checking accounts acquired from FBCJ into non-interest-bearing checking accounts.

         The following table sets forth the time deposits in Synergy Bank classified by interest rate as of the dates indicated.

                                            At December 31,
                           -----------------------------------------------
                                2003              2002             2001
                           --------------     ------------   -------------
                                        (In thousands)
Interest Rate
-------------
Less than 2%...........        $ 58,441         $    177         $      -
2.00-2.99%.............          99,368           52,621           11,816
3.00-3.99%.............          46,439          120,057           26,303
4.00-4.99%.............           9,516           22,787           51,783
5.00-5.99%.............           2,134            5,907           25,626
6.00-6.99%.............             488              672            5,414
7.00-7.99%.............               -               99               96
                               --------         --------         --------

  Total................        $216,386         $202,320         $121,038
                               ========         ========         ========


         The following table sets forth the amount and maturities of time deposits at December 31, 2003.


                                                                                            After
                    December 31,     December 31,      December 31,    December 31,     December 31,
Interest Rate           2004             2005              2006            2007             2007          Total
-------------           ----             ----              ----            ----             ----          -----
                                                      (In thousands)
Less than 2%......       $50,898       $  7,543          $     -          $    -            $    -      $ 58,441
2.00-2.99%........        38,671         51,343            9,292               -                62        99,368
3.00-3.99%........        30,424          7,400            3,172             547             4,896        46,439
4.00-4.99%........         5,028          2,338              282           1,645               223         9,516
5.00-5.99%........           979            310              661             162                22         2,134
6.00-6.99%........           171            213              104               -                 -           488
7.00-7.99%........             -              -                -               -                 -             -
                         -------       --------          -------          ------            ------      --------
  Total...........       $12,171       $126,171          $13,511          $2,354            $5,203      $216,386
                         =======       ========          =======          ======            ======      ========


         The following table shows the amount of our certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2003.


                                            Certificates
Remaining Time Until Maturity               of Deposits
-----------------------------               -----------
                                           (In thousands)

Within three months...................           $ 6,008
Three through six months..............             5,532
Six through twelve months.............            10,326
Over twelve months....................            18,649
                                                 -------
                                                 $40,515
                                                 =======

         Borrowings. As the need arises or in order to take advantage of funding opportunities or to supplement our deposits as a source of funds, we borrow funds in the form of advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the FHLB stock we own and mortgage loans and may be secured by other assets, mainly securities. We use convertible FHLB advances for a portion of our funding needs. These borrowings are fixed-rate advances that can be called at the option of the FHLB. At December 31, 2003, our borrowing limit with the FHLB was $156.2 million, consisting of an overnight line of credit of $26.0 million, an adjustable rate line of credit of $26.0 million and a regular advance limit of $104.2 million.

         Short-term FHLB advances generally have maturities of less than one year. The details of these advances are presented below:



                                                     At or For the
                                                 Year Ended December 31,
                                       ---------------------------------
                                          2003            2002          2001
                                       ------------  --------------  ---------
                                                 (Dollars in thousands)
FHLB Advances:
Average balance outstanding............     $35,413      $ 7,053     $      -
Maximum amount outstanding
  at any month-end during the period...     $69,300      $19,225     $      -
Balance outstanding at period end......     $38,229      $ 2,500     $      -
Weighted average interest rate during
   the period..........................       1.21%        1.98%           -%
Weighted average interest rate at
   period end..........................       1.17%        1.35%           -%

         At December 31, 2003, long-term FHLB advances totaled $34.6 million. Advances consist of fixed-rate advances that will mature within one to eight years. The advances are collateralized by FHLB stock, certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.91%. We did not have any unused overnight lines of credit at the FHLB at December 31, 2003.

         As of December 31, 2003, long-term advances mature as follows:


                                       (Dollars in thousands)

2004.............................             $ 8,904
2005.............................               2,740
2006.............................               7,000
2007.............................               7,000
2008.............................               9,000
Thereafter.......................                   -
                                              -------
       Total.....................             $34,644
                                              =======

Subsidiary Activity

         In addition to the Bank, the Company has one service corporation subsidiary, Synergy Financial Services, Inc., which was incorporated under New Jersey law in June 1997 and began operation in May 1998. It was organized for the purpose of providing securities brokerage, insurance and investment services and products, including mutual funds and annuities, to customers of the Bank and the general public. In April 1999, Synergy Financial Services, Inc. entered into an agreement with INVEST Financial Corporation of Tampa, Florida, one of the nation's largest full-service providers of investment and insurance products through financial institutions, and continues to offer services and products through such company. At December 31, 2003, Synergy Financial Services, Inc. had total assets of $85,000. For the year ended December 31, 2003, it had commission income of $108,000, however, it reported a net operating loss of approximately $96,000.

         In November 2002, the Bank incorporated a wholly-owned subsidiary, Synergy Capital Investments, Inc., under New Jersey law, as an investment company. Its primary purpose is to hold investment securities. At December 31, 2003, Synergy Capital Investments, Inc. had total assets of $158.1 million.

Personnel

         As of December 31, 2003, the Company had 113 full-time employees and 58 part-time employees. The employees are not represented by a collective bargaining agreement. We believe our relationship with our employees is satisfactory.

Regulation

         Set forth below is a brief description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company, which is a federal savings and loan holding company, is subject to regulation and supervision by the OTS. In addition, the OTS has enforcement authority over Synergy Financial Services, Inc. and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to Synergy Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Synergy Financial Group, Inc.

         Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes- Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act, and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

         Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, Synergy Financial Group, Inc. is not a grandfathered unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). As a result, Synergy Financial Group, Inc. and its non- savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities. Under the Home Owners' Loan Act, as amended by the GLB Act, the non-banking activities of Synergy Financial Group, Inc. are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of Synergy Bank unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

         Mergers and Acquisitions. Synergy Financial Group, Inc. must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Synergy Financial Group, Inc. to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of Synergy Financial Group, Inc. and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan and lease losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity management, transactions with affiliates and community reinvestment. Federal savings banks are also subject to the reserve requirements of the Federal Reserve System. A federal savings bank's relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of its mortgage documents.

         The Bank must file regular reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS regularly examines the Company and the Bank and prepares reports to the Bank's Board of Directors on deficiencies, if any, found in its operations.

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the Savings

Association Insurance Fund ("SAIF") insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the BIF or SAIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The assessment rate for most savings institutions, including the Bank, is currently 0%.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2003 the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         In addition, the OTS may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain action to increase its capital ratios. If the savings institution's capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OTS may restrict its activities.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits. The Bank does not have any non-withdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution's intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

         The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan and lease losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. For purposes of determining total capital, a savings institution's assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution's equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans.

         A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance- sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         OTS rules require a deduction from capital for savings institutions with certain levels of interest rate risk. The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a Consolidated Maturity Rate Schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS.
The  amount  of the  interest  rate risk  component,  if any,  deducted  from an institution's  total  capital  is based on the  institution's  Thrift  Financial
Report filed two quarters earlier. The OTS has indefinitely postponed implementation of the interest rate risk component, and the Bank has not been required to determine whether it will be required to deduct an interest rate risk component from capital.

         Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action regulations, the OTS is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within forty-five days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least thirty days before making a capital distribution. A savings
institution   must  file  an  application   for  prior  approval  of  a  capital
distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulations.

         The Bank will be required to file a capital distribution notice or application with the OTS before paying any dividend to the Company. However, capital distributions by the Company, as a savings and loan holding company, will not be subject to the OTS capital distribution rules.

         The OTS may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement. In addition, a federal savings institution cannot distribute regulatory capital that is required for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of December 31, 2003 and in each of the prior twelve months and, therefore, qualifies as a QTL.

         Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

         Community  Reinvestment  Act.  Under  the  Community  Reinvestment  Act
("CRA"), every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory CRA examination rating may be used as the basis for the denial of an application by the OTS.

         Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, including mortgage pass-through certificates secured by residential properties (excluding CMOs and REMICs), home purchase contracts or similar obligations at the beginning of each year or 5% of its FHLB advances. We are in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non-personal certificate accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the OTS liquidity requirements.

         Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Item 2.  Description of Property

         Our main office is located at 310 North Avenue East, Cranford, New Jersey. At December 31, 2003, we had eighteen locations, including our main office. All of our branch offices are located in Middlesex, Monmouth, Morris and Union counties, New Jersey. All data-processing is performed internally.

         The following table sets forth the location of our main and branch offices, the year the office was opened, the net book value of each office and the deposits held or matured on December 31, 2003 at each office.



                                          Month and            Leased          Net Book Value              Deposits
                                        Year Facility            or                  at                       at
Office Location                             Opened             Owned          December 31, 2003        December 31, 2003
---------------                             ------             -----          -----------------        -----------------
Main Office
310 North Avenue East                    October 1991          Owned             $1,679,286             $148,580,391(1)
Cranford, New Jersey

Branch Offices:

2000 Galloping Hill Road                  March 1989         Leased(2)                -                 $ 26,458,949
  Building K-6
Kenilworth, New Jersey


                                            Month and                           Net Book Value               Deposits
                                          Year Facility      Leased or              at                          at
Office Locations                             Opened          Owned              December 31, 2003        December 31, 2003
----------------                          -------------      ---------          -----------------        -----------------
2000 Galloping Hill Road                  March 1978         Leased(2)                    -               $ 9,537,025
   Building K-2
Kenilworth, New Jersey

1011 Morris Avenue                         May 1952          Leased(2)                    -               $13,210,224
Union, New Jersey

One Giralda Farms                         April 1983         Leased(2)                    -                $4,297,150
Madison, New Jersey

1095 Morris Avenue                         May 1993          Leased(2)                    -                $5,250,547
Union, New Jersey

2000 Galloping Hill Road                February 1993        Leased(2)                    -               $30,928,502
   Building K-15
Kenilworth, New Jersey

15 Market Street                        November 1998        Leased(3)           $  630,553               $58,175,300
Kenilworth, New Jersey

315 Central Avenue                         May 1999          Leased(4)           $  354,874               $60,309,052
Clark, New Jersey

225 North Wood Avenue                     March 2001         Leased(5)           $  124,000               $20,803,913
Linden, New Jersey

1162 Green Street                         April 2002           Owned             $1,959,447               $22,124,491
Iselin, New Jersey

168-170 Main Street                        May 2002            Owned             $2,558,198               $19,117,002
Matawan, New Jersey

473 Route 79                              July 2002            Owned             $1,922,993               $16,108,537
Morganville, New Jersey

101 Barkalow Avenue                       July 2002           Owned(6)           $2,143,873               $12,273,326
Freehold, New Jersey

1887 Morris Avenue                      November 2002          Owned             $2,045,279               $11,026,966
Union, New Jersey

Renaissance Plaza                       December 2002        Leased(7)           $1,197,143               $ 8,395,981
3665 Route 9 North
Old Bridge, New Jersey

1727 Route 130 South                       May 1998          Leased(8)           $        -               $30,680,869
North Brunswick, New Jersey

337 Applegarth Road                       April 2000         Leased(9)           $        -               $17,294,089
Monroe Township, New Jersey

---------------
(1) Includes deposit balances through our automated services and Call Center, as well as Synergy Financial Group, Inc.'s checking account.
(2) Branch is located within a corporate facility of Synergy Bank's former credit union sponsor. Synergy Bank makes no rent payments for such branch. These branch locations are occupied pursuant to a written agreement that provides for two-year terms that are automatically renewed upon expiration unless written notice of termination is given by either party.
(3) Lease term of fifteen years to expire in 2013. Terms provide for four five-year renewal options. (4) Lease term of ten years to expire in 2009. Terms provide for one ten-year renewal option. (5) Lease term of five years to expire in 2005. Terms provide for one five-year renewal option. (6) Synergy Bank leases space in the building to three tenants.
(7) Lease term of twenty years to expire in 2022. Terms provide for two ten-year renewal options.
(8) Branch acquired in the acquisition of FBCJ in January 2003. Lease term renewed in 2002 and expires in 2007. Synergy Bank subleases space in the building to one subtenant.
(9) Branch acquired in the acquisition of FBCJ in January 2003. Lease term renewed in 2002 and expires in 2003. Terms provide for three five-year renewal options.

Item 3.  Legal Proceedings
--------------------------

         The Company and its subsidiaries, from time to time, are a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On December 22, 2003, the Company held a Special Meeting of Stockholders to approve a Plan of Conversion and Reorganization, pursuant to which Synergy, MHC undertook a second-step conversion from the mutual holding company form of organization to a full stock corporation.


PROPOSAL                                         FOR              AGAINST
--------                                         ---              -------

Approval of the Plan of Conversion and
Reorganization                                 2,734,654          6,023

                                     PART II

Item 5.  Market for registrant's common equity and related stockholder matters
------------------------------------------------------------------------------

         Upon completion of the Company's first-step minority stock offering in September 2002, the Company's common stock commenced trading on the OTC-Electronic Bulletin Board under the symbol "SYNF.OB." The table below shows the reported high and low sales prices of the common stock during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                         High              Low
      2002                               ----              ---
      Third quarter (1)                  12.95             12.60
      Fourth quarter                     18.00             12.50

      2003
      First quarter                      19.50             16.50
      Second quarter                     22.00             19.25
      Third quarter                      33.00             20.00
      Fourth quarter                     41.00             31.50

      ----------
     (1) From the date of completion of the minority stock offering (September 19, 2002).

         Subsequent  to  December  31,  2003,   Synergy  Financial  Group,  Inc.
completed a second-step conversion and stock offering in which Synergy, MHC converted from the mutual form of organization to a full stock corporation; new shares of common stock of Synergy Financial Group, Inc. were sold at an initial public offering price of $10.00 per share and previously outstanding shares of Synergy Financial Group, Inc. were exchanged for new shares at an exchange ratio of 3.7231. Upon completion of that conversion and offering, Synergy Financial Group, Inc. common stock commenced trading on January 21, 2004 on the Nasdaq National Market under the symbol "SYNFD"; after twenty days the trading symbol became "SYNF."

         Synergy Financial Group, Inc. has not paid cash dividends on its common stock to date. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend on a number of factors including the Company's capital requirements, financial condition and results of operations, tax considerations, statutory and regulatory limitations, general economic conditions and such other factors as the Board of Directors deems relevant. No assurance can be given that the Company will pay dividends in the future, or that, if paid, dividends will not be reduced or eliminated in future periods.

         Under New Jersey law, Synergy Financial Group, Inc. may not pay dividends if, after giving effect thereto, it would be unable to pay its debts as they become due in the usual course of its business or if its total assets would be less than its total liabilities. Synergy Financial Group, Inc.'s ability to pay dividends also depends on the receipt of dividends from Synergy Bank which is subject to a variety of regulatory limitations on the payment of dividends.

         As of March 24, 2004, there were approximately 1,285 holders of record of Synergy Financial Group, Inc. common stock

Item 6.  Selected Financial Data
--------------------------------

         The following tables set forth selected consolidated historical financial and other data relating to Synergy Financial Group, Inc. for the years and at the dates indicated. On March 1, 2001, Synergy Bank was reorganized from a mutual savings bank into a mutual holding company structure and Synergy Financial Group, Inc. was formed. Accordingly, the financial and other data prior to March 1, 2001 represents the financial condition and results of operations of only Synergy Bank. On September 17, 2002, Synergy Financial Group, Inc. completed a minority stock offering. Prior to completion of the minority stock offering, Synergy Financial Group, Inc. existed but had no significant assets, liabilities or operations and all of its outstanding common stock was held by Synergy, MHC. Subsequent to December 31, 2003, Synergy, MHC completed a second-step conversion from the mutual holding company structure into a full stock corporation. The MHC was dissolved in this conversion.

                                Selected Financial Highlights (Dollars in thousands)

Balance Sheet:                                                          At December 31,
                                                                        ---------------
                                                     2003          2002          2001           2000          1999
                                                  --------       --------      --------       --------      --------
Assets...................................         $628,618       $431,275      $296,963       $244,742      $222,917
Loans receivable, net....................          434,585        319,423       224,689        189,098       163,173
Investment securities....................          156,993         79,710        51,047         38,225        46,377
Deposits.................................          473,535        354,142       249,813        191,144       180,943
FHLB advances............................           72,873         36,456        22,500         31,500        21,700
Total stockholders' equity...............           40,928         37,872        22,390         20,362        18,196


Summary of Operations:                                              For the Year Ended
                                                                       December 31,
                                                    2003        2002          2001         2000          1999
                                                    ----        ----          ----         ----          ----
Interest income..........................         $30,066      $23,359       $19,071      $17,120       $15,575
Interest expense.........................          10,686        9,044         9,296        7,959         6,830
                                                   ------       ------        ------       ------        ------
Net interest income......................          19,380       14,315         9,775        9,161         8,745
Provision for loan losses................           1,115        1,077           363          480           125
                                                   ------       ------        ------       ------        ------
Net interest income after
    provision for loan losses............          18,265       13,238         9,412        8,681         8,620
Net (losses) gains on sales of loans
    and investment securities............             174          112           893            -            14
Other income.............................           2,460        1,608         1,622        1,770         1,098
Operating expense........................          15,576       11,727         9,001        8,209         7,876
                                                   ------       ------         -----       ------        ------
Income before income tax expense.........           5,323        3,231         2,926        2,242         1,856
Income tax expense (benefit).............           1,911        1,200         1,024          712           670
                                                   ------       ------        ------       ------        ------
Net income...............................         $ 3,412      $ 2,031       $ 1,902      $ 1,530       $ 1,186
                                                   ======       ======        ======       ======        ======


                                           Selected Financial Ratios*

Performance Ratios:                                 2003          2002           2001         2000          1999
                                                    ----          ----           ----         ----          ----
  Return on average assets
    (net income divided by
    average total assets).................         0.62%         0.54%          0.70%        0.66%         0.55%
  Return on average equity
    (net income divided by
    average equity).......................          8.69          8.11           9.09         8.07          6.63
  Net interest rate spread................          3.69          4.03           3.60         3.90          4.06
  Net interest margin on
    average interest-earning
    assets................................          3.74          4.08           3.75         4.09          4.24
  Average interest-earning
     assets to average
     interest-bearing liabilities.........        102.23        101.75         104.25       105.13        104.85
  Efficiency ratio (operating
     expenses divided by the
     sum of net interest income
     and other income)....................         70.76         72.87          73.24        75.09         79.90
Asset Quality Ratios:
  Non-performing loans to
     total loans, net at period end.......          0.08          0.14           0.03         0.10          0.18
  Non-performing assets to
     total assets at period end...........          0.06          0.10           0.02         0.08          0.13
  Net charge-offs to average
     loans outstanding....................          0.24          0.15           0.08         0.17          0.19
  Allowance for loan losses to
     total loans at period end............          0.75          0.70           0.61         0.62          0.60
Capital Ratios:
  Average equity to average assets
     ratio (average equity divided
     by average total assets).............          6.37          6.74           7.69         8.13          8.29
  Equity to assets at period end..........          6.51          8.78           7.54         8.32          8.16
Full Service Offices:                                 18            16             11           11            11
--------------
* Certain ratios were  significantly  affected by stock  subscriptions  received totaling $38.3 million at December 31, 2003 pending  completion of the Company's second-step conversion stock offering, which closed on January 20, 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General

         Management's discussion and analysis of financial condition and results of operations is intended to provide assistance in understanding the consolidated financial condition and results of operations of Synergy Financial Group, Inc. The information in this section should be read with the consolidated financial statements and the notes thereto included in this Form 10-K.

         Our results of operations are primarily dependent on our net interest income. Net interest income is a function of the balances of loans and investments outstanding in any one period, the yields earned on those loans and investments and the interest paid on deposits and borrowed funds that were outstanding in that same period. To a lesser extent, the relative levels of our non-interest income and operating expenses also affect our results of operations. Our non-interest income consists primarily of fees and service charges, and to a lesser extent, gains (losses) on the sale of loans and investments. The operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing costs, marketing costs, professional fees, office supplies, and telephone and postage costs. Our results of operations are significantly impacted by the amount of provisions for loan losses which, in turn, are dependent upon, among other things, the size and makeup of the loan portfolio, loan quality and loan trends. Our results of operations are affected by general economic, regulatory and competitive conditions, including changes in prevailing interest rates and the policies of regulatory agencies.

Forward-Looking Statements

         This document contains forward-looking statements that project our future operations, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Synergy Financial Group, Inc., are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Synergy Financial Group, Inc.'s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

         The Company does not undertake and specifically disclaims any obligation to release publicly the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Business Strategy

         Our business strategy has been to operate as a well-capitalized independent financial institution dedicated to providing convenient access and quality service at competitive prices. Generally, we have sought to implement this strategy by maintaining a substantial part of our assets in loans secured by one-to-four family residential real estate located in our market area, and home equity and consumer loans. In recent years, we have sought to diversify our loan portfolio with emphasis on shorter maturities and expand our deposit base, more specifically core deposits. To the extent that new deposits have exceeded loan originations, we have invested these funds primarily in investment securities. We have also availed ourselves of leveraged borrowings for purposes of temporarily financing our significant growth.

         We intend to continue to emphasize a variety of loan products consisting primarily of one-to-four-family mortgages, home equity loans, multi-family and non-residential mortgages, and consumer loans. During recent years, we have significantly increased our origination of automobile loans outside our market area and multi-family and nonresidential mortgage loans within our market area. We began to originate automobile loans through an internet source in late 1999 and non-residential and multi-family mortgage loans in 2000. As of December 31, 2003, we had total automobile loans of $109.3 million and non-residential and multi-family loans of $90.7 million.

         We intend to grow our branch  office  network,  which  will  expand our geographic reach, and will consider the acquisition of other financial institutions. We do not, however, have any current understandings, agreements or arrangements for the expansion of our business, other than opening new branch office locations. As of December 31, 2003, we operated eighteen branch offices (including our main office) in Middlesex, Monmouth, Morris, and Union Counties, New Jersey. Synergy has plans to open two new branches and relocate one branch office in 2004. We also intend to open four new branch offices over the next four years.

         We will continue to evaluate our business beyond traditional retail banking to include other financial services such as insurance product sales, trust and asset management services, either through internal development of such lines of business, third party affiliations or through acquisitions. To this end, Synergy Financial Services, Inc., a subsidiary of Synergy Financial Group, Inc. began operations in 1998 for the purpose of providing securities brokerage, insurance and investment services and products, including mutual funds and annuities, to customers of Synergy Bank and the general public.

Critical Accounting Policies, Judgments and Estimates

         The accounting and reporting policies of Synergy Financial Group, Inc. conform with the accounting principals generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

         Allowance for Credit Losses. Synergy Financial Group, Inc. recognizes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

         Intangible Assets. Intangible assets such as goodwill and the core deposit intangible associated with the FBCJ acquisition are subject to annual impairment tests and, in the case of the core deposit intangible, amortization of the asset through a charge to expense. To the extent the outcome of the impairment tests differ from the carrying value, additional charges to expense could be required to reduce the carrying value to fair value, which would adversely impact earnings in future periods.

         Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. The realization of deferred tax assets is assessed and a valuation allowance provided for that portion of the asset for which the allowance is more likely than not to be realized. If management determines that Synergy Financial Group, Inc. may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax assets to the expected realizable amount, thereby impacting earnings.

Comparison of Financial Condition At December 31, 2003 and December 31, 2002

         Assets. Total assets increased $197.3 million, or 45.8%, to $628.6 million at December 31, 2003 from $431.3 million at December 31, 2002. The increase in total assets resulted primarily from a $77.3 million, or 97.0%, increase in investment securities and a $115.2 million, or 36.1%, increase in net loans receivable.

         The increase in investment securities included the purchase of $138.0 million in agency issued mortgage-backed securities and $23.1 million of investment securities acquired in the acquisition of FBCJ. These purchases were offset by $72.4 million in principal amortization of existing investment securities and $9.0 million in sales of investment securities.

         During the year ended December 31, 2003, the bank originated $256.0 million in loans, and acquired $21.9 million in loans in the acquisition of FBCJ, which were adjusted to reflect their fair market value. Loan participations constituted $6.1 million. The bulk of the increase was attributable to growth in automobile, non-residential and multi-family mortgage loans of $45.5 million and $42.3 million, respectively. These increases were offset by $165.1 million in loan principal repayments.

         Other assets increased $3.7 million during the year ended December 31, 2003 primarily as the result of increased accounts receivable, the addition of intangible assets and an increase in the value of our bank-owned life insurance policy. Accounts receivable increased by approximately $2.7 million as the growth of the investment security portfolio generated an increase in delayed principal repayments. The acquisition of FBCJ in January 2003 generated a core deposit intangible and goodwill which amounted to $737,873 and $38,688, respectively, as of December 31, 2003. Finally, the appreciation of the value of our bank-owned life insurance policy measured $365,000 for the year.

         Liabilities. Total liabilities increased $194.3 million, or 49.4%, to $587.7 million at December 31, 2003 from $393.4 million at December 31, 2002. The increase in liabilities resulted primarily from an increase of $119.4 million in deposits, of which $91.2 million was in money market accounts, $14.1 million in time deposits and $14.1 million was in savings and transaction accounts. The significant increase in money market accounts was attributable to the introduction of the Money Maximizer Gold product which was offered at a competitively attractive rate. Deposits acquired in the acquisition of FBCJ amounted to $51.2 million; at year-end the balance totaled $48.2 million.

         FHLB advances increased by $36.4 million, or 99.9%, over the December 31, 2002 level, to $72.9 million. This represents 11.6% of total assets. The increase in FHLB advances was to fund both the purchase of investment securities and loan originations during this period. It is projected that the future deposit flow from existing and new branches will be used to fund our loan demand and pay down FHLB advances.

         Also adding to the increase in liabilities was the receipt of the funds of the stock subscriptions for the Company's second step stock conversion which closed on January 20, 2004. Stock subscriptions payable totaled $38.3 million at December 31, 2003. The entire amount became capital of the Company at the closing date of the conversion. The funds received were utilized to pare back FHLB overnight and short term borrowings.

         Equity. Stockholders' equity increased $3.1 million, or 8.1%, to $40.9 million at December 31, 2003 from $37.9 million at December 31, 2002. This increase was primarily attributable to a $3.4 million increase in net income for the year, a $1.4 million increase in additional paid-in-capital, offset by $1.1 million in unearned stock compensation and a decline of $721,735 in accumulated other comprehensive income, net of tax.

Comparison of Financial Condition At December 31, 2002 and December 31, 2001

         Assets. Total assets increased $134.3 million, or 45.2%, to $431.3 million at December 31, 2002 from $297.0 million at December 31, 2001, primarily as a result of increased lending activity and the purchase of investment securities.

         Cash increased $4.2 million, from $3.7 million at December 31, 2001 to $7.9 million at December 31, 2002. This increase was due primarily to the initial public offering of equity and the positive impact of operations.

         Investment securities available-for-sale increased $18.4 million from $43.9 million at December 31, 2001 to $62.3 million at December 31, 2002. This increase was due primarily to the purchase of mortgage-backed securities using funds from loan repayments and FHLB borrowings, as well as unrealized gains attributable to market conditions. Securities held to maturity increased from $7.2 million at December 31, 2001 to $17.4 million due to reinvestment of cash inflows from loans and investment of borrowed funds.

         Net loans receivable increased $94.7 million, or 42.2%, to $319.4 million from $224.7 million at December 31, 2001, due primarily to increased lending activity, as well as the purchase of or participation in externally originated loans. These included approximately $13.7 million in indirect auto loans purchased from FBCJ and a $2.5 million commercial loan participation.

         Liabilities. The Bank's deposits increased $104.3 million, or 41.8%, to $354.1 million at December 31, 2002, from $249.8 million at December 31, 2001. Increases were due primarily to growth in certificates of deposit, savings and checking accounts. Management's deposit strategy is focused on growing core deposits.

         Advances from the FHLB  increased  $14.0  million,  or 62.0%,  to $36.5
million  at  December  31,  2002.  The  borrowings   were  utilized  to  finance
operations.

         Equity. Stockholders' equity increased $15.5 million, or 69.1%, from $22.4 million at December 31, 2001 to $37.9 million at December 31, 2002, due primarily to receipt of the proceeds from an initial public offering of stock and net income.

         Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2003, 2002 and 2001. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan and lease losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                               At December 31,                     For the Year Ended December 31,
                                                                                   -------------------------------
                                                   2003                                 2003
                                                   ----                                 ----
                                                                          Average                      Average
                                           Balance     Yield/Cost(1)      Balance      Interest      Yield/Cost
                                           -------     ----------         -------      --------      ----------
                                                                               (Dollars in thousands)
Interest-earning assets:
 Loans receivable, net(2)..............      $434,585            6.28%      $373,530       $25,548           6.84%
 Investment securities(3)..............       156,993            3.47        139,262         4,401           3.16
Other interest-earnings assets(4)......         6,455            0.44          5,681           117           2.06
                                             --------                       --------       -------
     Total interest-earning assets.....       598,033            6.18        518,473        30,066           5.80
Non-interest-earning assets............        30,585                         29,758
                                             --------                       --------
     Total assets......................      $628,618                       $548,231
                                              =======                        =======
Interest-bearing liabilities:
 Checking accounts(5) .................      $ 45,967            0.03       $ 49,052            60           0.12
 Savings and club accounts.............        72,062            0.52         71,959           502           0.70
 Money market accounts.................       139,121            1.76         81,852         1,193           1.46
 Certificates of deposit...............       216,386            2.69        236,749         7,181           3.03
 FHLB advances.........................        72,873            2.26         67,557         1,750           2.59
                                             --------                       --------        ------
     Total interest-bearing liabilities       546,409            1.89        507,169        10,686           2.11
                                                                                           -------
Non-interest-bearing liabilities.......        41,281                          6,146
                                            ---------                      ---------
     Total liabilities.................       587,690                        513,315
Stockholders' equity...................        40,928                         34,916
                                             --------                       --------
     Total liabilities and stockholders'
       equity..........................      $628,618                       $548,231
                                              =======                        =======
Net interest income....................                                                    $19,380
                                                                                            ======
Interest rate spread(6)................                          4.29                                        3.69
Net yield on interest-earning assets(7)                          4.22                                        3.74
Ratio of average interest-earning assets
 to average interest-bearing liabilities                       102.24                                      102.23


                                                                    For the Year Ended December 31,
                                                                    ------------------------------
                                                           2002                                        2001
                                                           ----                                        ----
                                            Average                      Average       Average                      Average
                                            Balance      Interest      Yield/Cost      Balance       Interest     Yield/Cost
                                            -------      --------      ----------      -------       --------     ----------
                                                                    (Dollars in thousands)
Interest-earning assets:
 Loans receivable, net(2)..............       $280,768       $20,191           7.19%     $204,494        $15,989       7.82%
 Investment securities(3)..............         58,827         2,950           5.01        42,989          2,595       6.04
Other interest-earnings assets(4)......         11,306           218           1.93        12,950            487       3.76
                                              --------       -------                    ---------        -------
     Total interest-earning assets.....        350,901        23,359           6.66       260,433         19,071       7.32
Non-interest-earning assets............         20,606                                     11,612
                                              --------                                  ---------
     Total assets......................       $371,507                                   $272,045
                                               =======                                    =======
Interest-bearing liabilities:
 Checking accounts(5) .................      $  36,743             -              -      $ 28,561              -          -
 Savings and club accounts.............         62,310           765           1.23        53,527            973       1.82
 Money market accounts.................         44,966           784           1.74        36,325          1,038       2.86
 Certificates of deposit...............        160,305         5,773           3.60       101,594          5,452       5.37
 FHLB advances.........................         40,532         1,722           4.25        29,809          1,833       6.15
                                              --------        ------                     --------          -----
     Total interest-bearing liabilities        344,856         9,044           2.62       249,816          9,296       3.72
                                                              ------                                       -----
Non-interest-bearing liabilities.......          1,615                                      1,308
                                             ---------                                  ---------
     Total liabilities.................        346,471                                    251,124
Stockholders' equity...................         25,036                                     20,921
                                              --------                                   --------
     Total liabilities and stockholders'
       equity..........................       $371,507                                   $272,045
                                               =======                                    =======
Net interest income....................                      $14,315                                      $9,775
                                                              ======                                       =====
Interest rate spread(6)................                                        4.03                                    3.60
Net yield on interest-earning assets(7)                                        4.08                                    3.75
Ratio of average interest-earning assets
 to average interest-bearing liabilities                                     101.75                                  104.25

----------------------
(1) Interest yields at December 31, 2003 are calculated using the annualized interest for the month of December divided by the average balance for the month of December.
(2) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(3) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(4) Includes FHLB stock at cost and term deposits with other financial institutions.
(5) Includes stock subscriptions received in connection with the Company's second-step conversion completed on January 20, 2004.
(6) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

         Rate/Volume Analysis. The relationship between the volume and rates of our interest-earning assets and interest-bearing liabilities influences our net interest income. The following table reflects the sensitivity of our interest income and interest expense to changes in volume and in prevailing interest rates during the periods indicated. Each category reflects the: (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); (3) changes in rate/volume (change in rate multiplied by the change in volume); and (4) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

                                                  For the Year Ended                         For the Year Ended
                                                     December 31,                               December 31,
                                                     ------------                               ------------
                                                     2003 vs. 2002                              2002 vs. 2001
                                                     -------------                              -------------
                                                  Increase (Decrease)                        Increase (Decrease)
                                                        Due to                                     Due to
                                                        ------                                     ------
                                                                 Rate/                                    Rate/
                                        Volume        Rate       Volume      Net      Volume   Rate      Volume        Net
                                        ------       ------      ------     -----     ------   ------     ------       ----
                                                      (In thousands)
Interest and dividend income:
   Loans receivable, net............   $ 6,670    $   (983)   $   (325)   $5,362    $5,965    $(1,288)   $  (481)    $ 4,196
   Investments, mortgage-backed
         securities and other.......     4,030      (1,088)     (1,488)    1,454       957       (443)      (168)        351
   Other............................     (109)           15         (7)     (101)      (62)      (237)        30        (269)
                                       -------      -------   --------     -----    ------      -----       ----      ------
 Total interest-earning assets......   $10,591     $(2,056)    $(1,820)   $6,715    $6,860    $(1,968)    $ (614)    $(4,278)
                                        ======      ======      ======     =====     =====     ======      =====      ======

Interest expense:
   Checking accounts................   $     -    $      44   $      15   $   59 $       -   $      -    $      -    $     -
   Savings and club accounts........       119        (330)        (51)    (262)       160       (316)       (52)       (208)
   Money market accounts............       642        (126)       (103)      413       247       (407)       (96)       (256)
   Certificate accounts.............     2,752        (914)       (436)    1,402     3,152     (1,798)    (1,039)         315
   FHLB advances....................     1,149        (673)       (449)       27       659       (566)      (204)       (111)
                                        ------      ------      ------     -----    ------     ------     ------       -----
Total interest-bearing liabilities..   $ 4,662     $(1,999)    $(1,024)   $1,639    $4,218    $(3,087)   $(1,391)     $ (260)
                                        ======      ======      ======     =====     =====     ======     ======       =====

Change in net interest income.......   $ 5,929    $    (57)   $   (796)   $5,076    $2,642    $ 1,119    $   777      $4,538
                                        ======     =======     =======     =====     =====     ======     ======       =====

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

         Net Income. Net income totaled $3.4 million for 2003 compared to $2.0 million for 2002. The increase of $1.4 million, or 67.9%, was primarily due to an increase in net interest income of $5.1 million, or 35.4%, and an increase in other income of $913,000, offset by a $37,190 increase in the provision for loan and lease losses, a $3.9 million increase in other expenses and a $710,544 increase in income taxes.

         Net Interest Income. Net interest income grew by $5.1 million, or 35.4%, to $19.4 million for 2003 from $14.3 million for 2002. Total interest income increased by $6.7 million, to $30.1 million for 2003, while total interest expense increased by $1.6 million, to $10.7 million.

         The 28.7% increase in total interest income was primarily attributable to an increase of $167.6 million in the average balance of interest-earning assets, offset by a 94 basis point decrease in the average yield earned on these assets. The average balance of interest-earning loans increased by $92.8 million, or 33.0%, to $373.5 million. The increase in interest-earning assets was a direct result of management's strategy of combining internal growth with an acquisition. The decrease in the average yield was primarily attributable to lower market interest rates during the year ended December 31, 2003.

         The $1.6 million increase in total interest expense resulted primarily from a $162.3 million, or 47.1%, increase in the average balance of interest-bearing liabilities, offset by a 51 basis point decrease in the average cost of these funds. The increase in the average balance of interest-bearing liabilities during the year reflects organic growth as well as the acquisition of FBCJ in the first quarter of 2003. Further, the average balance of interest-bearing liabilities reflected an increased level of borrowings, with the average balance increasing by $27.0 million during 2003. The decrease in the average cost of interest-bearing liabilities was primarily attributable to lower market rates during the year ended December 31, 2003.

         Provision for Loan and Lease Losses. The provision for loan losses increased by $37,000, or 3.5%, to $1.1 million for 2003. The allowance for loan losses totaled $3.3 million at year-end 2003 compared with $2.2 million at year-end 2002. We allocate the allowance to various categories based on our classified assets, our historical loan loss experience and our assessment of the risk characteristics of each loan category and the relative month-end balances of each category. The ratio of allowance for loan losses to total loans without recourse was 0.75% at year-end 2003, an increase of 6 basis points over the year ended December 31, 2002. Total charge-offs amounted to $1.3 million and recoveries amounted to $441,000 for a net charge-off amount of $896,000. This represents a net charge-off increase over the prior year of $678,000, due primarily to the indirect-auto loan portfolio acquired in the acquisition of FBCJ.

         Other Income. Other income increased $913,000, or 53.1%, to $2.6 million for 2003 compared to $1.7 million for 2002. The increase is primarily attributable to higher fees, an increase in the value of the bank-owned life insurance policy and gains on sale of investment securities, which increased by $675,000, $307,000, and $48,000, respectively.

         Other Expenses. Other expenses increased $3.9 million, or 32.8%, to $15.6 million for 2003 compared to $11.7 million for 2002. The principal component of other expenses, compensation and employee benefits, increased to $7.7 million for 2003 from $6.1 million for 2002.The increase was also attributable to higher expenses associated with a larger branch network, as Synergy added two branch offices with the acquisition of FBCJ. Premises and equipment expense increased to $3.8 million for 2003, from $2.7 million for 2002 and occupancy expenses rose to $1.9 million for 2003 from $1.3 million for 2002.

         Income Taxes. Income tax expense totaled $1.9 million for 2003 compared to $1.2 million for 2002. This represents an increase of $700,000, or 59.2%. The increase is primarily attributable to higher taxable income.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

         Net Income. Net income totaled $2.0 million for 2002 compared to $1.9 million for 2001. The $129,000, or 6.8%, increase was primarily due to an increase in net interest income of $4.5 million, or 46.4%.

         Net Interest Income. Net interest income for 2002 was $14.3 million as compared to $9.8 million for 2001. The net interest rate margin was 4.08% for 2002 and 3.75% for 2001. The increase in margin was primarily due to a lower cost of funds for both deposits and borrowings during 2002.

         Total interest income amounted to $23.4 million and $19.1 million for 2002 and 2001, respectively. The $4.3 million, or 22.5%, increase for 2002 compared to 2001 was primarily due to increased interest income from loans and securities.

         Total interest expense was $9.0 million for 2002 and $9.3 million for 2001. The $252,000, or 2.7%, decrease for 2002 compared to 2001 was primarily due to a 116 basis point drop in deposit interest rates, along with a 190 basis point drop in FHLB advance rates, for 2002. The average rates paid on interest-bearing deposits decreased to 2.45% for 2002 from 3.39% for 2001.

         Provision for Loan Losses. The provision for loan losses was $1.1 million and $363,000 for the years ended December 31, 2002 and 2001, respectively. The total loan portfolio grew by $95.4 million, or 42.2%, during 2002, representing a significant increase in the level of unseasoned loans. The major change in the loan portfolio during 2002 was an increase in non-residential and multi-family mortgage loans of $28.9 million, or 151.9%. Non-performing loans increased by $378,000, or 532%, from $71,000 at December 31, 2001 to $449,000 at December 31, 2002. We had net charge-offs of $218,000 for the year ended December 31, 2002 compared to net charge-offs of $167,000 for 2001.

         The allowance for loan losses was $2.2 million at December 31, 2002 compared to $1.4 million at December 31, 2001. We allocate the allowance to various categories based on our classified assets, historical loan loss experience, our assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. The allocation did not change materially from December 31, 2001 to December 31, 2002.

         Other Income. Other income during 2002 and 2001 amounted to $1.7 million and $2.5 million, respectively. Other income was predominantly service charges and other fees on deposit accounts. The higher income during 2001 was primarily the result of a one-time gain on the sale of the Bank's credit card portfolio, which provided a gross gain of $888,000 or $568,000 after tax. The remaining portion of that portfolio was sold during 2002, with a gross gain of $66,000, or $40,000 after tax.

         Other Expenses. Other expenses were $11.7 million for 2002 and $9.0 million for 2001. The principal component of other expenses, compensation and employee benefits, increased to $6.1 million for 2002 from $4.8 million for 2001. The increase was also due to higher operating expenses associated with expansion of the branch network and increased advertising expenses. Total advertising expenses amounted to $733,000 for 2002 as compared to $364,000 for 2001. This represents an increase of $369,000, or 101.4%, over 2001. In 2002, Synergy opened six new branch offices, two of which where in New Jersey counties in which Synergy did not previously have any offices, compared to one branch opening in 2001. Typically, we incur grand opening costs of $35,000 to $40,000 per branch.

         Income Tax Expense. For 2002 and 2001, the Bank incurred income tax expenses of $1.2 million and $1.0 million, respectively. The increase in taxes for 2002 reflected higher income and changes in income tax rates. Synergy Financial Group, Inc. and its subsidiaries file New Jersey income tax returns and are subject to a state income tax that is calculated based on federal taxable income, with certain adjustments. In July, 2002, New Jersey eliminated the 3% tax rate formerly applicable to thrift institutions located in the state, making thrift institutions subject to the 9% tax rate applicable to New Jersey corporations. Such change was retroactive to January 1, 2002. Our state tax rate has been reduced by holding investment securities in Synergy Capital Investments, Inc., a wholly-owned subsidiary of Synergy Bank, formed in November 2002.

Liquidity and Capital Resources

     We maintain liquid assets at levels we consider adequate to meet liquidity needs. The liquidity of a savings institution reflects its ability to provide funds to meet loan requests, accommodate possible outflows in deposits, fund current and planned expenditures and take advantage of interest rate market opportunities in connection with asset and liability management objectives. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of earning assets with specific types of deposits and borrowings. Savings institution liquidity is normally considered in terms of the nature and mix of the savings institution's sources and uses of funds

     Our primary sources of liquidity are deposits, and scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, we invest excess funds in overnight federal funds investments, which provide liquidity. Our cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $7.3 million at December 31, 2003. To a lesser extent, the earnings and funds provided from our operating activities are a source of liquidity, as well.

     Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. If we require funds beyond our ability to generate them internally, we have the ability to obtain advances from the FHLB, which provides an additional source of funds. At December 31, 2003, our borrowing limit with the FHLB was $156.2 million. At December 31, 2003, we had $72.9 million of borrowings outstanding.

     Synergy Financial Group, Inc. is subject to federal regulations that impose minimum capital requirements.

     We are not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations nor are we aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of our commitments to extend credit for mortgage and consumer loans as of December 31, 2003 was $45.5 million, excluding commitments on unused lines of credit, which totaled $22.7 million.

     We intend to grow Synergy Financial Group, Inc's. branch network either through opening or acquiring branch offices. Two new branch offices and the relocation of one branch are planned for 2004. In addition, we currently plan to open four additional new branch locations over the next four years. We also intend to actively consider the acquisition of local financial institutions a means to expand our banking operations. We do not, however, have any current understandings, agreements or arrangements for the expansion of our business other than opening new branch office locations. While we currently exceed applicable regulatory capital requirements, the sale of stock, coupled with the accumulation of earnings, less dividends or other reductions in capital, from year to year, represents a means for the orderly preservation and expansion of our capital base. If our current growth continues at the same rate, and if we expand further as we currently plan, we will need the additional capital to continue to comply with applicable regulatory capital requirements.

         The following table discloses our contractual obligations as of December 31, 2003.

                                                                      Less Than                                     After
                                                       Total           1 Year        1-3 Years     4-5 Years       5 Years
                                                      --------        --------       ---------     ---------      --------
FHLB advances(1)............................           $72,873         $38,229        $18,644       $16,000      $       -
Rentals under operating leases..............             5,196             472          1,139         1,039          2,545
                                                        ------         -------         ------         -----          -----
    Total...................................           $78,069         $38,701        $19,783       $17,039         $2,545
                                                        ======          ======         ======        ======          =====
----------------
(1)  At December 31, 2003, our borrowing limit with the FHLB was $156.2 million, consisting of an overnight line of credit of $26.0  million,  an adjustable rate line of credit of $26.0 million and a regular  advance limit of $104.2 million.

         The following table discloses our commercial commitments as of December 31, 2003.

                                                       Total
                                                      Amounts      Less Than                                       Over
                                                     Committed      1 Year        1-3 Years     4-5 Years       5 Years
                                                     ---------     --------       ---------     ---------      --------
Lines of credit(1)..........................           $22,700       $      74      $     192     $     237        $22,197
Other commitments to extend credit(1).......            45,500          45,500              -             -              -
                                                        ------          ------     ----------    ----------      ---------
    Total...................................           $68,200         $45,574      $     192     $     237        $22,197
                                                        ======          ======       ========      ========         ======
----------------
(1) Represents amounts committed to customers.

         For additional information about cash flows from operating, financing, and investing activities, see the Statements of Cash Flows included in the consolidated financial statements.

Impact of Inflation and Changes Prices

         The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations, primarily those at the Bank. Unlike most industrial companies, nearly all of the assets and liabilities of the Bank are financial. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk

         Qualitative Analysis. Because the majority of our interest-earning assets and interest-bearing liabilities are sensitive to changes in interest rates, a significant form of market risk for the Bank is interest rate risk, or changes in interest rates. We are vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. Our assets include long-term, fixed-rate loans and investments, while our primary sources of funds are deposits and borrowings with substantially shorter maturities. Although having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, this type of asset/liability mismatch is generally detrimental during periods of rising interest rates.

     The Board of Directors has established an Asset and Liability Management and Budget Committee that consists of Directors Scott (Chairman), De Perez, Fiore, LaCorte and Stender. The Committee meets quarterly with management to review current investments: average lives, durations and repricing frequencies of loans and securities; loan and deposit pricing and production volumes and alternative funding sources; interest rate risk analysis; liquidity and borrowing needs; and a variety of other assets and liability management topics. The management session of the Committee is held monthly with President Fiore presiding and senior management in attendance. The results of the quarterly and monthly meetings of the Committee are reported to the full Board at its regular meetings. In addition, the Committee generally meets during October and November each year with the goal of developing an annual business and operating plan for presentation to the full Board.

     To reduce the effect of interest rate changes on net interest income, the Bank has adopted various strategies to enable it to improve the matching of interest-earning asset maturities to interest-bearing liability maturities. The main elements of these strategies include seeking to:

o originate loans with adjustable-rate features or fixed-rate loans with short maturities, such as home equity and consumer loans;

o lengthen the maturities of time deposits and borrowings when it would be cost effective through the aggressive pricing and promotion of certificates of deposits and utilization of FHLB advances;

o increase core deposits (i.e., transaction and savings accounts) which tend to be less interest rate sensitive; and

o    purchase  intermediate  and  adjustable-rate   investment  securities  that
     provide a stable cash flow, thereby providing investable funds in varying interest rate cycles.

     Quantitative Analysis. Management actively monitors its interest rate risk exposure. The Bank's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Bank uses the OTS Net Portfolio Value
(NPV) Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset and Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and the net portfolio value are potentially affected by a 100 to 300 basis point (1/100th of a percentage point) upward and downward shift (shock) in the Treasury yield curve.

     The following table presents the Bank's interest rate risk exposure as measured by the OTS NPV Model as of December 31, 2003. The net portfolio value is calculated by the OTS, based on information provided by Synergy Bank. At December 31, 2003, the Bank was in compliance with the interest rate risk limits established by the Board of Directors with the exception of modeling an increase of 300 basis points in interest rates. Although the actual effect is unknown at this time, it is believed that the equity capital infusion resulting from the second step stock conversion completed subsequent to year end will greatly contribute to mitigating this Board risk exposure limit exception. Furthermore, management currently views an instantaneous rise in interest rates of 300 basis points as remote, but is prudently addressing the exception by implementing strategic initiatives.

                    Net Portfolio Value                   NPV as % of Present Value of Assets
                    -------------------                   -----------------------------------
   Changes in                                                                           Basis Point
     Rates           $ Amount        $ Change        % Change         NPV Ratio           Change
     -----           --------        --------        --------         ---------           ------
                 (Dollars in thousands)
+300 bp               41,911         (26,655)          (39)%            6.68%             (367)bp
+200 bp               51,191         (17,375)          (25)%            8.01%             (235)bp
+100 bp               60,403          (8,163)          (12)%            9.28%             (108)bp
      0 bp            68,566             -               -              10.36%               -
- 100  bp             73,089           4,523             7%             10.91%              56bp
----------
(1)  The -200bp and -300bp  scenarios  are not shown due to the  prevailing  low interest rate environment.

         Future interest rates, or their effect on NPV or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs, and should not be relied on as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react at different times and in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawals could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debts may decrease in the event of an interest rate increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board of Directors
Synergy Financial Group, Inc.


We have audited the accompanying consolidated balance sheets of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/Grant Thornton LLP


Philadelphia, Pennsylvania
January 28, 2004

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board of Directors
Synergy Financial Group, Inc.


We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for Synergy Financial Group, Inc. and subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/Fontanella and Babitts


Totowa, New Jersey
January 31, 2002, except for Note 14
  as to which the date is May 21, 2002

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                     December 31,
                                                                 ----------------------
                                                                   2003         2002
                                                                 ---------    ---------
       ASSETS
Cash and amounts due from banks                                  $   4,481    $   3,064
Interest-bearing deposits with banks                                 2,811        4,822
                                                                 ---------    ---------
Cash and cash equivalents                                            7,292        7,886
Investment securities available-for-sale, at fair value            123,779       62,303
Investment securities held-to-maturity (fair value of $33,216
    and $17,689 respectively)                                       33,214       17,407
Federal Home Loan Bank of New York stock, at cost                    3,644        1,856
Loans receivable, net                                              434,585      319,423
Accrued interest receivable                                          2,021        1,533
Property and equipment, net                                         17,620       17,647
Cash surrender value of officer life insurance                       2,475        2,110
Other assets                                                         3,988        1,110
                                                                 ---------    ---------

          Total assets                                           $ 628,618    $ 431,275
                                                                 =========    =========

       LIABILITIES
Deposits                                                         $ 473,535    $ 354,142
Federal Home Loan Bank advances                                     72,873       36,456
Advance payments by borrowers for taxes and insurance                1,582        1,414
Accrued interest payable on advances                                   119          165
Stock subscriptions payable                                         38,322            0
Other liabilities                                                    1,259        1,226
                                                                 ---------    ---------

          Total liabilities                                        587,690      393,403
                                                                 ---------    ---------

Commitments and contingencies                                            -            -

       STOCKHOLDERS' EQUITY
Preferred stock; $0.10 par value, authorized 2,000,000 shares;
    none issued and outstanding                                          -            -
Common stock; $0.10 par value, authorized 18,000,000 shares;
     issued 2003 - 3,344,252; issued 2002 - 3,344,252                  334          334
Additional paid-in capital                                          15,008       13,644
Retained earnings                                                   27,858       24,446
Unearned ESOP shares                                                (1,009)      (1,125)
Unearned RSP compensation                                           (1,011)           -
Treasury stock acquired for the RSP                                   (103)           -
Accumulated other comprehensive income (loss), net                    (149)         573
                                                                 ---------    ---------

          Total stockholders' equity                                40,928       37,872
                                                                 ---------    ---------

          Total liabilities and stockholders' equity             $ 628,618    $ 431,275
                                                                 =========    =========

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                             (Dollars in thousands)

                                                           For the year ended December 31,
------------------------------------------------------------------------------------------
                                                             2003       2002        2001
                                                           --------   --------    --------
Interest income
    Loans, including fees                                  $ 25,548   $ 20,191    $ 15,989
    Investment securities                                     4,401      2,950       2,595
    Other                                                       117        218         487
                                                           --------   --------    --------
          Total interest income                              30,066     23,359      19,071

Interest expense
    Deposits                                                  8,936      7,322       7,463
    Borrowed funds                                            1,750      1,722       1,833
                                                           --------   --------    --------
          Total interest expense                             10,686      9,044       9,296

          Net interest income before
              provision for loan losses                      19,380     14,315       9,775
                                                           --------   --------    --------

Provision for loan losses                                     1,115      1,077         363
                                                           --------   --------    --------

          Net interest income after
              provision for loan losses                      18,265     13,238       9,412
                                                           --------   --------    --------

Other income
    Service charges and other fees on
       deposit accounts                                       1,713      1,112         885
    Net gains on sales of mortgage loans                         18         52           -
    Net gains on sales of credit card loans                       -         66         888
    Net (losses) gains on sales of investment securities        156         (6)          5
    Commissions                                                 118        249         270
    Other                                                       629        247         467
                                                           --------   --------    --------
          Total other income                                  2,634      1,720       2,515

Other expenses
    Salaries and employee benefits                            7,739      6,105       4,844
    Premises and equipment                                    3,757      2,651       2,264
    Occupancy                                                 1,904      1,291         903
    Professional services                                       482        384         301
    Advertising                                                 794        733         364
    Other operating                                             900        563         325
                                                           --------   --------    --------
          Total other expenses                               15,576     11,727       9,001

    Income before income tax expense                          5,323      3,231       2,926
                                                           --------   --------    --------

Income tax expense                                            1,911      1,200       1,024
                                                           --------   --------    --------

          Net income                                       $  3,412   $  2,031    $  1,902
                                                           ========   ========    ========

Per share of common stock
    Basic earnings per share                               $   1.05   $     NM    $      -
                                                           ========   ========    ========

    Diluted earnings per share                             $   1.05   $     NM    $      -
                                                           ========   ========    ========

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                  (Dollars in thousands, except share amounts)

                                                                                                               Accumu
                                                                                                               lated
                                                                                                   Treasury    compre-
                                           Common stock                                  Unearned   stock      hensive
                                           --------------  Additional           Unearned    RSP    acquired    income
                                           Shares    Par     paid-in-  Retained    ESOP   compen-  for the     (loss),
                                           issued   value     capital  earnings   shares  sation     RSP         net        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2001                      -       -           -    20,613        -        -         -       (251)     20,362
    Net income                                  -       -           -     1,902        -        -         -          -       1,902
    Other comprehensive income,
       net of reclassification
       adjustment and taxes                     -       -           -         -        -        -         -        226         226
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                   2,128
-----------------------------------------------------------------------------------------------------------------------------------
    Distribution to capitalize
       mutual holding company and
       stock holding company                  100       -         100      (200)       -        -         -          -        (100)
BALANCE AT DECEMBER 31, 2001                  100       -         100    22,315        -        -         -        (25)     22,390
    Net Income                                  -       -           -     2,031        -        -         -          -       2,031
    Other comprehensive income,
       net of reclassification
       adjustment and taxes                     -       -           -         -        -        -         -        598         598
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                   2,629
-----------------------------------------------------------------------------------------------------------------------------------
    Net proceeds of stock
       offering and issuance of
       common stock                     3,344,152     334      13,526       100        -        -         -          -      13,960
    Common stock acquired by
       ESOP (116,380 shares)                    -       -           -         -   (1,164)       -         -          -      (1,164)
    Common stock held by ESOP
       committed to be released
       (3,879 shares)                           -       -          18         -       39        -         -          -          57
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002            3,344,252     334      13,644    24,446   (1,125)       -         -        573      37,872
    Net income for the twelve
       months ended
       December 31, 2003                        -       -           -     3,412        -        -         -          -       3,412
    Other comprehensive income,
       net of reclassification
       adjustment and taxes                     -       -           -         -        -        -         -       (722)       (722)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                   2,690
-----------------------------------------------------------------------------------------------------------------------------------
    Common stock held by ESOP
       committed to be released
       (11,640 shares)                          -       -         174         -      116        -         -          -         290
    Common stock awarded through
       RSP Plan (56,685 shares)                 -       -       1,190         -        -   (1,190)        -          -           -
    Compensation recognized under
       RSP Plan                                 -       -           -         -        -      179         -          -         179
    Common stock held by RSP
       (5,000 shares)                                                                                  (103)                  (103)

BALANCE AT DECEMBER 31, 2003            3,344,252    $334     $15,008   $27,858  $(1,009) $(1,011)    $(103)     $(149)    $40,928
===================================================================================================================================

         The accompanying notes are an integral part of this statement.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      For the year ended December 31,
                                                                                   -----------------------------------
                                                                                      2003         2002         2001
                                                                                   ---------    ---------    ---------
Operating activities
    Net income                                                                     $   3,412    $   2,031    $   1,902
    Adjustments to reconcile net income to net cash
          provided by operating activities
       Depreciation and amortization                                                   1,878          944          736
       Provision for loan losses                                                       1,115        1,077          363
       Deferred income taxes                                                            (456)        (337)         (34)
       Amortization of deferred loan fees                                                101           13         (123)
       Amortization of premiums on investment securities                               1,788          338           83
       Net (gains) losses on sales of investment securities                             (156)           6           (5)
       Mortgage loans originated for sale                                              2,307        5,352            -
       Mortgage loan sales                                                            (2,325)      (5,404)           -
       Net gains on sale of credit card loans                                              -          (66)        (888)
       Release of ESOP shares                                                            116           56            -
       Compensation under RSP plan                                                       179            -            -
       Increase in accrued interest receivable                                          (388)        (382)          (9)
       (Increase) decrease in other assets                                              (759)          39         (165)
       (Decrease)  increase in other  liabilities                                       (342)         188          283
       Increase in cash surrender value of officer life insurance                       (365)         (59)        (109)
       Decrease in accrued interest payable on advances                                  (46)          (9)         (75)
                                                                                   ---------    ---------    ---------
          Net cash provided by operating activities                                    6,059        3,787        1,959
                                                                                   ---------    ---------    ---------

Investing activities
    Purchase of investment securities held-to-maturity                               (18,561)     (15,217)      (6,000)
    Purchase of investment securities available-for-sale                            (119,495)     (49,199)     (36,905)
    Maturity and principal repayments of investment
       securities held-to-maturity                                                    19,087        4,900       11,058
    Maturity and principal repayments of investment
       securities available-for-sale                                                  53,290       29,396       18,290
    Purchase of property and equipment                                                (1,313)      (6,951)      (7,220)
    (Purchases) redemption of FHLB Stock                                              (1,788)        (306)         435
    Proceeds from sale of investment securities available-for-sale                     9,030        2,036        1,010
    Loan originations, net of principal repayments                                   (87,868)     (82,000)     (48,323)
    Purchase of loans                                                                 (6,486)     (13,717)      (3,998)
    Proceeds from sale of credit card loans                                                -            -       17,379
       Cash consideration paid to acquire First Bank of Central Jersey                (2,269)           -            -
    Cash and equivalents acquired from First Bank of Central Jersey                    7,773            -            -
                                                                                   ---------    ---------    ---------
          Net cash used in investing activities                                     (148,595)    (131,058)     (54,274)
                                                                                   ---------    ---------    ---------

Financing activities
    Net increase in deposits                                                          67,137      104,328       58,670
    Net advances from (repayments to) FHLB                                            36,418       13,956       (9,000)
    Increase in advance payments by borrowers
       for taxes and insurance                                                           168          369          315
    Increase in stock subscriptions payable                                           38,322            -            -
    Net proceeds from issuance of common stock                                             -       13,960            -
    Purchase of common stock for ESOP                                                      -       (1,164)           -
    Capitalization of Mutual Holding Company                                               -            -         (100)
    Purchase of treasury stock for the RSP Plan                                         (103)           -            -
                                                                                   ---------    ---------    ---------
          Net cash provided by financing activities                                  141,942      131,449       49,885
                                                                                   ---------    ---------    ---------
          Net (decrease) increase in cash and cash equivalents                          (594)       4,178       (2,430)
Cash and cash equivalents at beginning of year                                         7,886        3,708        6,138
                                                                                   ---------    ---------    ---------
Cash and cash equivalents at end of year                                           $   7,292    $   7,886    $   3,708
                                                                                   =========    =========    =========

Supplemental disclosure of cash flow information
    Cash paid during the year for income taxes                                     $   1,563    $   1,529    $   1,058
                                                                                   =========    =========    =========
    Interest paid on deposits and borrowed funds                                   $  10,732    $   9,053    $   9,376
                                                                                   =========    =========    =========

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

As part of a reorganization completed in 2001 and described more fully in Note B, Synergy Financial Group, Inc. (the Company) was formed as a federally-chartered corporation and parent of Synergy Bank, formerly known as Synergy Federal Savings Bank (the Bank).

The Bank has eighteen office locations, including its main office and provides a range of financial services to individuals and corporate customers through its branch network located throughout Middlesex, Monmouth, Morris and Union counties in New Jersey. Although the Bank offers numerous services, its lending activity has concentrated primarily on residential, home equity, non-residential, automobile and commercial real estate-secured loan located within New Jersey. Additionally, a moderate concentration of loans and deposits continue to be associated with employees of the Bank's former credit union sponsor organization, a pharmaceutical research and manufacturing company.

The Bank competes with other banking and financial institutions in its primary market communities. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time deposits and loans. Such institutions, as well as consumer financial and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.

The Bank is subject to regulations by certain federal agencies and, accordingly, it is periodically examined by those regulatory authorities. As a consequence of the regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by future federal legislation and regulations.

Basis of Financial Statement Presentation
-----------------------------------------

The accounting policies followed by the Company conform to accounting principles generally accepted in the United States of America and to predominant practice within the banking industry.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Synergy Financial Services, Inc.
(SFSI). All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan and lease losses. The evaluation of the adequacy of the allowance for loan and lease losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Bank has one operating segment and, accordingly, has one reportable segment, "Community Banking." All of the Bank's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Bank supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer, residential, multi-family and non-residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Bank as one operating segment.

Cash and Cash Equivalents
-------------------------

The Company considers all cash on hand and in banks and highly liquid investment securities debt instruments with original maturities of three months or less to be cash equivalents.

Investment Securities
---------------------

Investment securities are classified as held to maturity when the Bank has the ability and intent to hold those securities to maturity. These investment securities are carried at cost, adjusted for amortization of premium and accretion of discount over the term of the security using the interest method. At the time of purchase, the Bank makes a determination as to whether or not it will hold the investment securities to maturity based upon an evaluation of the probability of the occurrence of future events.

Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors are classified as available for sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders' equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. The Bank does not have any derivative instruments at December 31, 2003, 2002 or 2001.

The Bank adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but another-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

Mortgage Loans Held-For-Sale
----------------------------

Mortgages held for sale are carried at the lower of aggregate cost or market value with market determined on the basis of open commitments for committed loans. For uncommitted loans, market is determined on the basis of current delivery prices in the secondary mortgage market. Any resulting unrealized losses are included in other income.

The Bank accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2003, 2002 and 2001, the Bank's servicing loan portfolio approximated $8.1 million, $13.0 million and $18.0 million, respectively. As of December 31, 2003, 2002 and 2001, the Bank has not recorded mortgage serving assets due to the immateriality of amount that would have been capitalized based upon the limited amount of assets serviced by the Bank.

The Company  adopted  Statement of Financial  Accounting  Standard 149 (SFAS No.
149) Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies or amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issue. Statement 149 also amends paragraph SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers for loans which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

Loans and Allowance for Loan and Lease Losses
---------------------------------------------

Loans that management has the intent and ability to hold until maturity are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan and lease losses. Interest on loans is calculated based upon the principal amount outstanding. The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loans. This results in an adjustment of the related loan's yield. Generally, loans are placed on a non-accrual status when they are more than ninety days delinquent. Additionally, accrual of interest is stopped on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful.

The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

credited to the allowance. The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Bank accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Accordingly, a non-residential real estate loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller  balance  homogenous  loans  (residential  mortgages and consumer installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures. We evaluate these credits based on the pool approach and apply an allowance for loan and lease losses based on the historical loss experience for the pool. Loss experience, which is usually determined by reviewing the historical loss (charge-off) rate for each pool over a designated time period, is adjusted for changes in trends and conditions.

The Company adopted Financial Accounting  Standards Board (FASB)  Interpretation
(FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2003. At December 31, 2003, the Company was not contingently liable for any financial and performance letters of credit. It is the Bank's practice to generally hold collateral and/or obtain personal guarantees supporting any outstanding letter of credit commitments. In the event that the Bank is required to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held, if any, and enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

In 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and
Documentation Issues. SAB No. 102 provides guidance on the development, documentation and application of a systematic methodology for determining the allowance for loans and leases in accordance with U.S. GAAP and is effective upon issuance. SAB No. 102 did not have a material impact on the Company's financial position or results of operations.

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31,2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

Concentration Risk
------------------

The lending activities are concentrated in loans primarily secured by real estate located within the State of New Jersey. In addition, a moderate concentration of loans and deposits continue to be associated with employees of the Bank's former credit union sponsor organization, a pharmaceutical research and manufacturing company.

Premises and Equipment
----------------------

Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives of the assets.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have an impact on the financial condition or results of operations of the Company.

Goodwill and Intangible Assets
------------------------------

The Company accounts for goodwill and intangible asset acquired in a business combination in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142 goodwill is not amortized; instead, the carrying value of goodwill is evaluated for impairment on an annual basis. Identifiable intangible assets are amortized over their useful lives and reviewed for impairment.

The Bank has recorded two types of intangible assets associated with the purchase of First Bank of Central Jersey on January 10, 2003, a core deposit intangible of approximately $848,000 and goodwill of approximately $42,000.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

The core deposit intangible is being amortized over approximately 8 years. Amortization expense for the year ended December 31, 2003 was approximately $111,000. The estimated annual amortization expense for the next five years is $111,000 for 2004 through 2008.

The carrying amount of goodwill as of December 31, 2003 was approximately $39,000. There was a decrease of $3,000 in the carrying value of goodwill from January 10, 2003 (date of acquisition of First Bank) and December 31, 2003.

On January 10, 2003, the Bank acquired all of the net assets of First Bank for a cash purchase price of approximately $2.1 million plus expenses directly related to the acquisition. This transaction was accounted for under the purchase method of accounting. The acquisition resulted in the recording of approximately $42,000 of goodwill and approximately $848,000 of core deposit intangible, which is being amortized over approximately 8 years. The remaining balance of the core deposit intangible at December 31, 2003 was approximately $738,000. Both of these amounts are included in other assets on the consolidated financial statements.

The following are the unaudited pro forma financial information of the Bank as if the First Bank acquisition occurred on the first date of the periods indicated. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place. Earnings per share are not presented for the years ended December 31, 2002 and 2001 as the earnings per share calculation for that period is not meaningful because the date of conversion to a stock company occurred on September 17, 2002. (dollars in thousands, except per share data):

                                          For the years ended December 31,
                                         -----------------------------------
                                               2002               2001
                                         --------------     ----------------
                                                    (Unaudited)
    Interest income                        $  26,963          $  23,847
    Interest expense                          10,755             11,978
                                           ---------          ---------
    Net interest income                       16,208             11,869
    Net income (loss)                          1,124             (2,295)
    Net income per share - basic                  NM                 NM
    Net income per share - diluted                NM                 NM



Income Taxes
------------

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, deferred loan fees, deferred compensation, investment securities available for sale and the change in the value of the bank owned life insurance.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

Other Real Estate Owned
-----------------------

Other real estate owned is recorded at the lower of cost or estimated fair market value less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for possible loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of income.

Earnings Per Share
------------------

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted number of shares outstanding for the period using the treasury stock method. Shares issued and shares reacquired during any period are weighted for the portion of the period that they were outstanding.

In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes all 1,889,502 shares issued to Synergy, MHC. Also included are the ESOP shares previously allocated to participants and shares committed to be released for the allocation to participants and RSP shares which have vested or have been allocated to participants. ESOP and RSP shares that have been purchased but not committed to be released have not been considered in computing basic and diluted earnings per share.

Earnings per share are not presented for the period from September 17, 2002 (the date of conversion to a stock company) though December 31, 2002 as the earnings per share calculation for that period is not meaningful. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the year ended December 31, 2003 (dollars in thousands, except per share data):

                                                                        Weighted
                                                       Income        average shares          Per
                                                     (numerator)      (denominator)     share amount
                                                   ---------------  -----------------  ---------------
    Basic earnings per share
       Income available to common stockholders        $   3,412          3,234,878        $   1.05
       Effect of dilutive common stock equivalents                          25,018               -
                                                                         ---------        --------
    Diluted earnings per share
    Income available to common stockholders
       plus assumed conversions                       $   3,412          3,259,896        $   1.05
                                                       ========          =========        ========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

Stock-Based Compensation
------------------------

On April 22, 2003, stockholders' of the Company approved the 2003 Stock Option Plan and the 2003 Restricted Stock Plan. A total of 165,746 and 66,297 shares of common stock have been made available for granting under the Stock Option and Restricted Stock Plans (RSP), respectively. During the year ended December 31, 2003, the Company granted 165,746 options to purchase common shares of the Company and issued 56,685 shares of restricted stock. Prior to April 22, 2003, the Company did not have a Stock Option Plan or a Restricted Stock Plan.

The Company's stock option plan and the restricted stock plan are accounted for in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and released Interpretations. Accordingly, no compensation expense has been recognized for the stock option plan. Expense for the restricted stock plan in the amount of the fair value of the common stock at the date of grant is recognized ratable over the vesting period.

Had an expense for the Company's stock option plan been determined based on the fair value at the grant date for the Company's stock options consistent with the method outline in SFAS No. 123, the Company's net income and earnings per share for all expenses related to stock options and stock granted in our restricted stock plan would have been reduced to the pro forma amounts that follow (in thousands, except per share data):

                                                                             For the year ended
                                                                             December 31, 2003
                                                                             -----------------
    Net income, as reported                                                      $   3,412
    Add expense recognized for the restricted stock plan,
       net of related tax effect                                                       107
    Less total stock option and restricted stock plan expense, determined
       under the fair value method, net of related tax effect                         (262)
                                                                                 ----------

    Net income, pro forma                                                        $   3,257
                                                                                 =========

    Basic earnings per share
       As reported                                                               $    1.05
       Pro forma                                                                 $    1.01
    Diluted earnings per share
       As reported                                                               $    1.05
       Pro forma                                                                 $    1.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options price model with the following weighted average assumptions used for grants in 2003: dividend yield of 0.00%; expected volatility of 29.44 %; risk-free interest rate of 3.01% and expected life of five years.

The Company has established an Employee Stock Ownership Plan (ESOP) covering eligible employees with one year of service, as defined by the ESOP. The Company accounts for the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 93-6, Employers'

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

Accounting for Employee Stock Ownership Plans. SOP No. 93-6 addresses the accounting for shares of stock issued to employees by an ESOP. SOP No. 93-6 requires that the employer record compensation expense in the amount equal to the fair value of shares committed to be released from the ESOP to employees.

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year for the ESOP shares to be allocated based upon the Company's current estimate of the number of shares expected to be allocated by the ESOP during each calendar year. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.

Advertising Costs
-----------------

It is the Company's policy to expense advertising costs in the period in which they are incurred.

Comprehensive Income
--------------------

The Company reports comprehensive income, which includes net income as well as certain other items, which results in a change to equity during the period. The income tax effects allocated to comprehensive income (loss) are as follows (in thousands):

                                                                   For the year ended
                                                                    December 31, 2003
                                                             -------------------------------

                                                               Before      Tax       Net of
                                                                 tax     (expense)    tax
                                                               amount     benefit    amount
                                                               ------     -------    ------
Unrealized losses on investment securities
    Unrealized holding gains (losses) arising during period   $(1,274)   $   449    $  (825)
    Less reclassification adjustment for losses
       realized in net income                                     156        (53)       103
                                                              -------    -------    -------

    Other comprehensive income gain (loss), net               $(1,118)   $   396    $  (722)
                                                              =======    =======    =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

                                        For the year ended                   For the year ended
                                        December 31, 2002                    December 31, 2001
                                 -----------------------------         -------------------------------
                                  Before    Tax       Net of           Before      Tax        Net of
                                   tax    (expense)     tax             tax      (expense)      tax
                                  amount   benefit    amount           amount     benefit      amount
                                  ------   -------  --------        ------       --------    --------
Unrealized gains on
  investment securities

Unrealized holding gains
  arising during period            $ 918     $ (324)   $  594           $ 358     $  (129)     $ 229
Less reclassification
  adjustment for  losses
  realized in net income              (6)         2        (4)              5          (2)         3
                                    ----      -------   -----            ------    --------    -----
Other comprehensive
  income (loss), net               $ 924     $ (326)   $  598           $ 353     $  (127)     $ 226
                                    ====      =====     =====            ====      ======       ====

Reclassifications
-----------------

Reclassifications of prior years amounts have been made to conform to the December 31, 2003 presentation.

NOTE B - MHC REORGANIZATION AND STOCK OFFERING
----------------------------------------------

The Company is a federally-chartered corporation that was organized in 2001 for the purpose of acquiring all of the capital stock of the Bank upon completion of the Bank's reorganization from a mutual savings bank into a mutual holding company (MHC) structure.

The overall MHC reorganization was a change in legal organization and form, not a change in enterprise. Specifically, SFAS No. 141 excludes from the definition of business combination, any transfer by an enterprise of its net assets to a newly-formed corporate entity chartered by the existing enterprise and a transfer of net assets and an exchange of shares between enterprises under common control. Accordingly, absent classification as a business combination as defined under SFAS No. 141, the basis of MHC's assets and liabilities subsequent to the reorganization will remain unchanged from the Bank's pre-existing historical basis.

In 2002, the Company offered for sale 43.5% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank (the Offering). The remaining 56.5% of the Company's shares of common stock were issued to Synergy, MHC (MHC), a federally-chartered mutual holding company formed in 2001. The Offering was completed on September 17, 2002. Prior to that date, the Company had not engaged in any significant business. Completion of the Offering resulted in the issuance of 3,344,152 shares of common stock, 1,889,402 shares (56.5%) of which were issued to the MHC and 1,454,750 shares (43.5%) of which were sold to eligible depositors of the Bank at $10.00 per share. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated approximately $687,000 and have been deducted to arrive at net proceeds of approximately $13,960,000 from the Offering. The Company contributed 43% of the net proceeds of the Offering to the Bank for general corporate use.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

NOTE C - INVESTMENT SECURITIES
------------------------------

The amortized cost, gross unrealized gains and losses, and fair value of the Bank's investment securities available for sale and held to maturity are as follows (in thousands):

                                               December 31, 2003
                                 --------------------------------------------
                                               Gross       Gross
                                 Amortized   unrealized  unrealized   Fair
                                   cost        gains      losses      value
                                 --------    --------    --------    --------
Available-for-sale
   U.S. government obligations $ 3,527 $ 9 $ (69) $ 3,467 Mortgage-backed securities
      FHLMC                        64,136         282        (320)     64,098
      FNMA                         55,332         241        (324)     55,249
   Equity securities                1,017           3         (55)        965
                                 --------    --------    --------    --------

             Total               $124,012    $    535    $   (768)   $123,779
                                 ========    ========    ========    ========


                                               December 31, 2003
                                 --------------------------------------------
                                               Gross       Gross
                                 Amortized   unrealized  unrealized   Fair
                                   cost        gains      losses      value
                                 --------    --------    --------    --------
Held-to-maturity
   Mortgage-backed securities
      FHLMC                       $  5,623   $     20    $   (84)   $  5,559
      FNMA                          20,285         69        (98)     20,256
      GNMA                           7,296         95          -       7,391
   Other debt securities                10          -          -          10
                                  --------   --------   --------    --------

             Total                $ 33,214   $    184   $   (182)   $ 33,216
                                  ========   ========   ========    ========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

                                               December 31, 2002
                                 --------------------------------------------
                                               Gross       Gross
                                 Amortized   unrealized  unrealized   Fair
                                   cost        gains      losses      value
                                 --------    --------    --------    --------
Available-for-sale
   Mortgage-backed securities
      FHLMC                       $21,140     $   267     $     -    $21,407
      FNMA                         40,267         619           -     40,886
   Equity securities                   11           -          (1)        10
                                  -------     -------     -------    -------

             Total                $61,418     $   886     $    (1)   $62,303
                                  =======     =======     =======    =======

Held-to-maturity
   Mortgage-backed securities
      FHLMC                       $ 3,249     $    19     $     -    $ 3,268
      FNMA                         11,395         124           -     11,519
      GNMA                          2,763         139           -      2,902
                                  -------     -------     -------    -------

             Total                $17,407     $   282     $     -    $17,689
                                  =======     =======     =======    =======


The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, by contractual maturity, at December 31, 2003 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Available-for-sale       Held-to-maturity
                                               ---------------------    --------------------
                                               Amortized      Fair      Amortized     Fair
                                                  cost        value       cost        value
                                               --------     --------     -------     -------
    Due in one year or less                    $  1,018     $  1,023     $     -     $     -
    Due after one through five years             36,331       36,362       1,301       1,303
    Due after five through ten years              8,054        8,048      12,274      12,054
    Due after ten years                          77,593       77,381      19,629      19,849
    Marketable equity securities and other        1,017          965          10          10
                                               --------     --------     -------     -------

                                               $124,013     $123,779     $33,214     $33,216
                                               ========     ========     =======     =======

Proceeds from the sales of investment securities during the years ended December 31, 2003, 2002 and 2001 were $9,031,000, $2,036,000 and $1,010,000 respectively.
Gross gains realized on those sales were $156,000, $-0-, and $5,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and gross losses were $-0-, $6,000, and $-0- for the years ended December 31, 2003, 2002 and 2001, respectively. As

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

of December 31, 2003 and December 31, 2002, investment securities with a book value of $2,698,000 and $291,000, respectively, were pledged to secure public deposits and for other purposes as provided by law.

The table  below  indicates  the  length  of time  individual  securities,  both
    held-to-maturity   and   available-for-sale,   have  been  in  a  continuous
    unrealized loss position at December 31, 2003 (in thousands):

                              Number       Less than 12 months    12 months or longer               Total
                                         -----------------------------------------------   ----------------------
       Description of           of         Fair      Unrealized       Fair   Unrealized       Fair   Unrealized
         Securities         securities     value       losses       value      losses        value      losses
     -------------------   ------------  --------   -----------   --------   -----------   --------  ------------
     U.S. Government
      agency securities          1        $ 1,930        $ (69)    $    -      $     -      $ 1,930     $  (69)

     Mortgage-backed
      securities                61         80,493         (826)         -            -       80,493       (826)
                             -----        -------       ------     ------      -------      -------     ------
     Subtotal, debt
      investment securities     62         82,423         (895)         -            -       82,423       (895)

     Marketable equity
           securities            1            945          (55)         -            -          945        (55)
                             -----        -------       ------     ------      -------      -------     ------
     Total temporarily
      impaired investment
      securities                63        $83,368       $ (950)    $    -      $     -      $83,368     $ (950)
                             =====        =======       ======     ======      =======      =======     ======

    Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are impaired as of December 31, 2003.

NOTE D - LOANS RECEIVABLE
-------------------------

Major grouping of loans are as follows (in thousands):


                                                       December 31,
                                                  ------------------------
                                                    2003            2002
                                                  --------        --------

    Mortgages
       Residential, 1-4 family                    $226,085        $202,325
       Residential, multi-family                    33,971          18,069
       Non-residential                              56,694          30,317
    Automobile                                     109,277          63,796
    Commercial                                       7,838           2,472
    Credit card                                         71             136
    Other loans                                      3,745           4,454
                                                 ---------       ---------

                                                   437,681         321,569
    Deferred loan fees and costs                       178              85
    Allowance for loan and lease losses             (3,274)         (2,231)
                                                  --------        --------

                                                  $434,585        $319,423
                                                  ========        ========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

A summary of the activity in the allowance for loan and lease losses is as follows (in thousands):

                                                  Year ended December 31,
                                               -----------------------------
                                                 2003       2002       2001
                                               -------    -------    -------

      Balance, beginning of period             $ 2,231    $ 1,372    $ 1,176
      Provision for loan and lease losses        1,115      1,077        363
      Acquisition of First Bank                    823          -          -
      Recoveries                                   441        216        250
      Loans charged-off                         (1,336)      (434)      (417)
                                               -------    -------    -------

      Balance, end of period                   $ 3,274    $ 2,231    $ 1,372
                                               =======    =======    =======


The Bank defines impaired loans using SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as loans on which, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loans. Large groups of smaller balance homogenous loans (residential mortgages and consumer installment loans) are collectively evaluated for impairment and accordingly are included in our evaluation of the allowance for loan and lease losses.

As of December  31, 2003,  2002 and 2001,  the Bank had  $348,000,  $449,000 and
$71,000 of small homogenous loans that were classified as non-accrual and were collectively evaluated for impairment. If interest on these loans had been accrued, interest income would have increased by $7,000, $17,000, and $2,000 respectively for the years ended December 31, 2003, 2002 and 2001. As of the end of these periods, there were no loans past due 90 days or more that are not on a non-accrual status. The Bank's allowance for loan losses is attributable to loans held-for-investment and not loans held-for-sale.

In the normal course of business, the Company makes loans to certain officers, directors and their related interests. All loan transactions entered into between the Company and such related parties were made on the same terms and conditions as transactions with all other parties. In management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of these loans at December 31, 2003 and December 31, 2002 was approximately $2, 406,000 and $1,999,000. For the year ended December 31, 2003 and 2002 new loans to these individuals amounted to approximately $1,016,000 and $1,562,000, respectively. There were no other loans to insiders other than those disclosed above.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

NOTE E - PROPERTY AND EQUIPMENT
-------------------------------

Premises and equipment are summarized as follows (in thousands):

                                                                                 December 31,
                                                           Estimated          -----------------
                                                          useful life          2003      2002
                                                        ----------------      ------- ---------
    Land                                                  Indefinite          $ 2,704   $ 2,704
    Building and improvements                            3 to 40 years         11,304    10,986
    Furniture, equipment and automobiles                 3 to 12 years          6,843     5,596
    Leasehold improvements                               3 to 15 years          3,385     3,028
    Property held for future office sites                 Indefinite              304       375
                                                                              -------   -------
                                                                               24,540    22,689
    Less accumulated depreciation and amortization                             (6,920)   (5,042)
                                                                              -------   -------

                                                                              $17,620   $17,647
                                                                              =======   =======

NOTE F - DEPOSITS
-----------------

Deposits are summarized as follows (in thousands):

                                                     December 31,
                                               ------------------------
                                                 2003            2002
                                               --------        --------

    Demand accounts
       Non-interest bearing                    $ 45,967        $ 39,077
       Interest bearing                         139,121          47,917
                                               --------        --------
                                                185,088          86,994
    Savings and club accounts                    72,062          64,827
    Certificates of deposit under $100,000      175,871         131,463
    Certificates of deposit over $100,000        40,515          70,857
                                               --------        --------

                                               $473,535        $354,142
                                               ========        ========

Certificates of deposit over $100,000 are not insured by the Federal Deposit Insurance Corporation (FDIC).

The scheduled maturities of certificates of deposit at December 31, 2003 are as follows (in thousands):

       2003                                                $126,170
       2004                                                  69,147
       2005                                                  13,511
       2006                                                   2,355
       2007                                                   4,440
       Thereafter                                               763
                                                           --------

                                                           $216,386
                                                           ========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

Interest expense on deposits is as follows (in thousands):


                                       Year ended December 31,
                                ------------------------------------
                                 2003           2002           2001
                                ------         ------         ------
Demand                          $1,253         $  784         $1,038
Savings                            502            765            972
Certificates of deposit          7,181          5,773          5,453
                                ------         ------         ------

                                $8,936         $7,322         $7,463
                                ======         ======         ======

NOTE G - FHLB - New York Advances

1.  Short-Term FHLB Advances
    ------------------------

Short-Term FHLB Advances generally have maturities of less than one year. The details of these advances are present below (in thousands, except percentages):

                                                             At or for the year ended
                                                                   December 31,
                                                          ------------------------------
                                                           2003        2002        2001
                                                          -------     -------     ------
    Average balance outstanding                           $35,413     $ 7,053     $    -
    Maximum amount outstanding                            $69,300     $19,225     $    -
       at any month-end during the period
    Balance outstanding at period end                     $38,229     $ 2,500     $    -
    Weighted-average interest rate during the period         1.21%       1.98%         -%
    Weighted-average interest rate at period end             1.17%       1.35%         -%

2.  Long-Term FHLB Advances
    -----------------------

At December 31, 2003 and 2002, advances from the Federal Home Loan Bank (FHLB) totaled $34,600 and $34,000 respectively. Advances consist of fixed-rate advances that will mature within one to eight years. The advances are collateralized by FHLB stock and qualifying real estate first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.91% and 4.28% for 2003 and 2002, respectively. Unused overnight lines of credit at the FHLB at December 31, 2003 totaled $-0-.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

As of December 31, 2003 Long-term FHLB advances mature as follows (in thousands):

       2004                                                    $ 8,905
       2005                                                      2,739
       2006                                                      7,000
       2007                                                      7,000
       2008                                                      9,000
       Thereafter                                                    -
                                                               -------

                                                               $34,644
                                                               =======

NOTE H - Benefit Plans
----------------------

1.  Profit Sharing Retirement Plan
    ------------------------------

The Company had a profit sharing plan which covered eligible employees and included an employees' thrift savings plan established under the provisions of the Internal Revenue Code Section 401(k). Contributions to the profit sharing plan were at the discretion of the Board of Directors. The Company's profit sharing retirement plan expense for the years ended December 31, 2003 , 2002 and 2001 were approximately $-0-, $216,000, $214,000, respectively. This plan was replaced by the Board of Directors on September 21, 2002 with an Employee Stock Ownership Plan (ESOP).

2.  Supplemental Executive Retirement Plans
    ---------------------------------------

The Company established a Supplemental Executive Retirement Plan (SERP) for the benefit of its chief executive officer. In connection therewith, the Company purchased a life insurance policy to satisfy its benefit obligation there under. This policy is held within a rabbi trust. The cash surrender value of the life insurance policy related to the SERP was approximately $ $2,475,000, and $2,110,000 at December 31, 2003 and 2002, respectively. The annual expense accruals are paid to a trust for the benefit of the chief executive officer. The present value of future benefits is being accrued over the term of employment. SERP expense for the years ended December 31, 2003, 2002 and 2001 were approximately $24,000, $22,000 and $20,000 respectively.

On January 1, 2002 the Company adopted an SERP for the benefit of other executive officers. This plan requires an annual accrual equal to ten percent of each participant's base salary to be credited to the plan reserve. Plan expense for the years ended December 31, 2003 and 2002 was approximately $38,000 and $35,000, respectively.

3.  Phantom Stock Plan
    ------------------

Prior to the reorganization and stock offering as described in Note B, the Company maintained a phantom stock and phantom option plan for the benefit of its chief executive officer. Under the plan, the chief executive was awarded phantom stock and options, the value of which was determined annually based upon a valuation of the Company assuming it was a stock company. Plan expense for the years ended December 31, 2003, 2002 and 2001 was approximately $ 0, $8,000 and $11,000 , respectively. The phantom stock and

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

phantom option plan for the benefit of the chief executive officer was replaced by a Deferred Compensation Plan in September, 2002.

4.  Employee Stock Ownership Plan
    -----------------------------

On September 24, 2002, the Board of Directors approved an Employee Stock Ownership Plan (ESOP) that became effective September 12, 2002. The Plan is designed to provide eligible employees the advantage of ownership of Company stock. Employees are eligible to participate in the Plan after reaching age twenty-one, completion of one year of service and working at least one thousand hours of consecutive service during the year. Contributions are allocated to eligible participants on the basis of compensation.

The ESOP borrowed $1,163,800 from the Company to finance the purchase of 116,380 shares in connection with the initial public offering. The loan is payable in annual installments over ten years at an annual interest rate equal to the prime rate as published in The Wall Street Journal with interest payable quarterly. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits.

Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Employees become fully vested in their ESOP account after five years of service. Dividends on unallocated shares are generally applied towards payment of the loan. ESOP shares committed to be released are considered outstanding in determining earnings per share.

At December 31, 2003, the ESOP held 100,861 unallocated shares at an aggregate cost of $1,009,000; the market value of such shares at that date was approximately $3,800,000. For the year ended December 31, 2003, $288,000 was charged to compensation and employee benefits expense based on the commitment to release 11,640 shares to eligible employees, as compared with $56,000 charged to compensation and employee benefit expense in 2002 for the release of 3,879 shares to eligible employees.

5.  Stock-Based Compensation
    ------------------------

At the annual meeting held on April 22, 2003, stockholders' of the Company approved the Company's 2003 Stock Option Plan and the 2003 Restricted Stock Plan. A total of 165,746 and 66,297 shares of common stock have been made available for granting under the Stock Option and Restricted Stock Plans (RSP), respectively. During the year, the Company granted 165,746 options to purchase common shares of the Company and issued 56,685 shares of restricted stock. Prior to April 22, 2003, the Company did not have a Stock Option Plan or a Restricted Stock Plan.

The purpose of the RSP is to promote the growth and profitability of the Company by providing Directors and Officers with an equity interest in the Company as an incentive to achieve corporate goals. Under the RSP, 66,297 shares of the Company's stock were reserved for issuance as restricted stock awards to officers, and non-employee directors in recognition of prior service and as an incentive for such individuals to remain with the Company. A deferred compensation account for shares awarded under the RSP is recorded as a reduction of stockholders' equity. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Through December 31, 2003, the Company acquired 5,000 shares of stock that relates to the RSP; such shares are included in treasury stock. The restricted stock grants are generally held in a trust for the benefit of the award recipient until vested. Awards

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2003, no shares were vested and no shares were forfeited under the RSP. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded, or $21.00 per share. Compensation expense attributable to the RSP amounted to $179,000 for the year ended December 31, 2003.

Under the Stock Option Plan, each stock option granted entitles the holder to purchase one share of the Company's common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options granted vest over a five year period from the date of grant and will expire no later than 10 years following the grant date. A summary of the status of the stock option plan as of December 31, 2003 and changes during the period ended on that date are presented below (unaudited):

                                                  Shares       Weighted-average exercise price
                                                  ------       -------------------------------
    Outstanding, beginning of period                    -             $          -
       Granted                                    165,746                    20.80
       Exercised                                        -                        -
       Forfeited                                        -                        -
       Expired                                          -
                                               ----------

    Outstanding, end of period                    165,746             $      20.80
                                               ----------

    Options exercisable at period end                   -                        -
    Weighted average fair value of options
       granted during the period                                      $       9.66

At December 31, 2003, there were 165,746 options outstanding all with an exercise price of $20.80. The weighted average remaining contractual life was 9 years 4 months and there were no options exercisable under the plan. At December 31, 2003, there were no option shares available to grant under the 2003 option plan.

NOTE I - Income Taxes
---------------------

The components of income taxes are summarized as follows (in thousands):

                                        Year ended December 31,
                                      -----------------------------
                                        2003       2002       2001
                                      -------    -------    -------
Current tax expense
   Federal income                     $ 1,601    $ 1,203    $   965
   State income                           267        334         93
                                      -------    -------    -------
                                        1,868      1,537      1,058
                                      -------    -------    -------
Deferred tax (benefit) expense
   Federal income                          42       (223)       (27)
   State income                             1       (114)        (7)
                                      -------    -------    -------

                                           43       (337)       (34)
                                      -------    -------    -------

                                      $ 1,911    $ 1,200    $ 1,024
                                      =======    =======    =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

A reconciliation of income taxes computed at the statutory federal income tax rate (34%) to the reported income tax expense is as follows (in thousands):


                                              Year ended December 31,
                                            -----------------------------
                                              2003       2002       2001
                                            -------    -------    -------

Expected federal income tax expense         $ 1,809    $ 1,099    $   995
    Increase (decrease) in federal
      income tax expense resulting
      from state income tax, net of
      federal income tax effect                 177        145         57
Tax exempt income                              (124)         -          -
Other, net                                       49        (44)       (28)
                                            -------    -------    -------

                                            $ 1,911    $ 1,200    $ 1,024
                                            =======    =======    =======

Deferred tax assets and (liabilities) consisted of the following (in thousands):


                                                      Year ended December 31,
                                                   ----------------------------
                                                     2003       2002      2001
                                                   -------    -------   -------

Deferred tax assets
Allowance for loan and lease losses                $   791    $   581   $   196
Depreciation                                             -        121       102
Unrealized losses on available-
    for-sale investment securities                      84          -        14
Net operating loss carry over                        1,542          -         -
Other                                                   48         10         6
                                                   -------    -------   -------
                                                     2,465        712       318
Valuation allowance for deferred
    tax assets                                        (878)         -         -
                                                   -------    -------   -------

                                                   $ 1,587    $   712   $   318
                                                   =======    =======   =======
Deferred tax liabilities
Deferred loan costs, net of fees                   $   123    $    98   $    27
Depreciation                                            57          -         -
Unrealized gains  on available-
    for-sale investment securities                       -        312         -
Core deposit intangibles                               295          -         -
                                                   -------    -------   -------
Deferred tax liabilities                           $   475    $   410   $    27
                                                   =======    =======   =======

Net deferred tax asset, included in other assets   $ 1,112    $   302   $   291
                                                   =======    =======   =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

The Company has federal net operating loss carryovers acquired from First Bank of Central Jersey expiring as follows (in thousands):

          Expiring                                  Amount
          --------                                  ------

            2018                                   $    34
            2021                                     1,833
            2022                                     2,517
            2023                                       150
                                                   -------

                                                   $ 4,534
                                                   =======

The Company has provided a valuation allowance against the deferred tax asset attributable to the net operating loss carryovers in order to adjust that deferred tax asset to the amount management believes to be realizable taking into consideration the annual limitation on usage of net operating loss carryovers following an ownership change and the carryover period currently permitted under federal tax law. The Company has no state net operating loss carryover.

NOTE J - Fair Value of Financial Instruments
--------------------------------------------

SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Bank had to use significant estimates and present value calculations to prepare this disclosure, as required by SFAS No. 107. Accordingly, the information presented below does not purport to represent the aggregate net fair value of the Bank.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Estimated fair values have been determined by the Bank using what management believes to be the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2003 and 2002 are set forth below.

For cash and due from banks and interest-bearing deposits with banks, the recorded book values of approximately $7,292,000 and $7,886,000 are deemed to approximate fair values at December 31, 2003, and 2002, respectively. The estimated fair values of investment and mortgage-backed securities are based on quoted market prices, if available. If quoted market prices are not available, the estimated fair values are based on quoted market prices of comparable instruments.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar loan characteristics. The carrying value of accrued interest is deemed to approximate fair value.

                                                                             December 31,
                                                          -------------------------------------------------
                                                                  2003                      2002
                                                          ---------------------       ---------------------
                                                          Carrying    Estimated       Carrying   Estimated
                                                           amount    fair value        amount    fair value
                                                           ------    ----------        ------    ----------
                                                                            (in thousands)
    Investment securities                                 $ 156,993  $ 156,995       $  78,826   $  79,972
    Federal Home Loan Bank stock                              3,644      3,644           1,856       1,856
    Loans receivable, net                                   434,585    441,234         319,423     332,740
    Cash surrender value of officer life insurance            2,475      2,475           2,110       2,110


The estimated fair values of demand deposits (i.e., interest- and non-interest-bearing checking accounts, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value.

                                                                             December 31,
                                                          -------------------------------------------------
                                                                  2003                      2002
                                                          ---------------------       ---------------------
                                                          Carrying    Estimated       Carrying   Estimated
                                                           amount    fair value        amount    fair value
                                                           ------    ----------        ------    ----------
                                                                            (in thousands)
    Time deposits                                         $ 216,386   $ 218,436       $ 202,320   $ 206,047
    FHLB advances                                            72,873      74,254          36,456      38,474

The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

NOTE K - Financial Instruments with Off-Balance-Sheet Risk
----------------------------------------------------------

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and unused lines of credit are represented by the contractual amount of those instruments. The Bank

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

                                                          December 31,
                                                    -----------------------
                                                      2003            2002
                                                    -------         -------

    Commitments to grant loans                      $45,451         $31,456
    Unfunded commitments under lines of credit       22,695          12,898
                                                    -------         -------

                                                    $68,146         $44,354
                                                    =======         =======

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but primarily includes residential real estate located within New Jersey. At December 31, 2003, commitments to fund fixed rate loans amounted to $ 40.4 million with interest rates between 5.35% and 7.00%.

NOTE L - Commitments and Contingent Liabilities
-----------------------------------------------

1.  Lease Commitments
    -----------------

Future approximate lease payments under non-cancelable operating leases at December 31, 2003 are due as follows (in thousands):

       2004                                          $  472
       2005                                             590
       2006                                             549
       2007                                             555
       2008                                             484
       Thereafter                                     2,545
                                                     ------

                                                     $5,195
                                                     ======

Total rent expense was approximately $578,000, $426,000 and $376,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company maintains six office locations within the corporate facilities of the Company's former sponsor organization. These sites are available to the organization's employees and access to the public is restricted.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

As a result, the Company makes no rental payments for these branch locations. Each office is an average of 280 square feet with no public access and therefore very limited use. Management has evaluated the fair value of the annual rent which is not considered to have a material impact on the Bank's financial condition or results of operation. The locations are occupied pursuant to a written agreement that provides for two-year terms that are automatically renewed upon expiration unless written notice of termination is given by either party.

2.  Other
    -----

In the normal course of business, the Company and the Bank have been named as defendants in certain lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolutions of such suits will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

NOTE M - Condensed Financial Information - Parent Corporation Only
------------------------------------------------------------------

Condensed financial information for Synergy Financial Group, Inc. (Parent Corporation only) follows (in thousands):

                            CONDENSED BALANCE SHEETS

                                                      December 31,
                                                   -----------------
                                                     2003      2002
                                                   -------   -------

ASSETS
   Cash and cash equivalents                       $41,240   $ 8,610
   Investment in subsidiaries, equity method        40,802    30,956
   Other assets                                        641        98
                                                   -------   -------

      Total assets                                 $82,683   $39,664
                                                   =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Loan payable to Bank for ESOP                   $ 1,009   $ 1,135
   Stock subscriptions payable                      38,322         -
   Other liabilities                                 2,424       657
   Stockholders' equity                             40,928    37,872
                                                   -------   -------

      Total liabilities and stockholders' equity   $82,683   $39,664
                                                   =======   =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

                         CONDENSED STATEMENTS OF INCOME

                                                           Year ended December 31,
                                                          ------------------------
                                                            2003     2002     2001
                                                            ----     ----     ----
INCOME
   Interest income                                        $    1   $    -   $    -
   Equity in undistributed net earnings of subsidiaries    3,537    2,068    1,907
                                                          ------   ------   ------
      Total income                                         3,538    2,068    1,907
                                                          ------   ------   ------

EXPENSES
   Interest expenses                                          45        -        -
   Other expenses                                             76       37        5
                                                          ------   ------   ------

      Total expenses                                         121       37        5
                                                          ------   ------   ------

      NET INCOME                                          $3,417   $2,031   $1,902
                                                          ======   ======   ======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Year ended December 31,
                                                                 --------------------------------
                                                                    2003        2002        2001
                                                                 --------    --------    --------
OPERATING ACTIVITIES
   Net income                                                    $  3,417    $  2,031    $  1,902
   Adjustments to reconcile net income to net cash provided by operating activities
   Equity in undistributed income of subsidiary                    (3,537)     (2,068)     (1,907)
   Amortization, depreciation and other                               423          73           -
   Increase in other assets                                          (543)        (75)        (23)
   Increase in other liabilities                                    1,767         629          28
                                                                 --------    --------    --------

      Net cash provided by operating activities                     1,527         590           -
                                                                 --------    --------    --------

INVESTING ACTIVITIES
   Additional investment in subsidiaries                           (7,000)     (6,000)          -
     Purchase of investment securities available for sale               0         (11)          -
                                                                 --------    --------    --------
      Net cash (used in) provided by investing activities          (7,000)     (6,011)          -
                                                                 --------    --------    --------

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                           -      13,960         100
   Stock subscriptions payable                                     38,322           -           -
   Repurchase of treasury stock for RSP                              (103)          -           -
     Repayments of Bank loan for ESOP                                (116)        (29)          -
                                                                 --------    --------    --------

      Net cash provided by financing activities                    38,103      13,920         100
                                                                 --------    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          32,630       8,510         100

Cash and cash equivalents at beginning of year                      8,610         100           -
                                                                 --------    --------    --------


Cash and cash equivalents at end of year                         $ 41,240    $  8,610    $    100
                                                                 ========    ========    ========

NOTE N - Regulatory Matters
---------------------------

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory guidelines. The Bank's capital amounts and classifications under

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

the prompt corrective action guidelines are also subject to the qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital (as defined) to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject.

As  of  December  31,  2003,  the  Bank  is  considered  well-capitalized  under regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios, as set forth in the table below. There are no conditions or events that management believes have changed the institution's prompt corrective action category.

The following table presents a reconciliation of GAAP capital and regulatory capital at the dates indicated for the Bank:

                                                            December 31,
                                                     -------------------------------
                                                       2003       2002        2001
                                                     --------   --------    --------
GAAP capital                                         $ 40,791   $ 30,879    $ 22,196
Unrealized (losses) gains on investment securities        148       (573)         25
Less: goodwill and other intangible assets                776          -           -
                                                     --------   --------    --------
   Tangible and core capital                           40,163     30,306      22,221
Add: general allowance for loan and lease losses        3,274      2,231       1,372
                                                     --------   --------    --------

   Total regulatory capital                          $ 43,437   $ 32,537    $ 23,593
                                                     ========   ========    ========

The Bank's actual capital amounts and ratios are as follows (in thousands, except percentages):

                                                                OTS Requirements
                                      -------------------------------------------------------------------------
                                                                                             Regulatory
                                                                     Minimum            for classification as
                                         Bank actual            capital adequacy          well capitalized
                                      --------------------   ------------------------   -----------------------
                                        Amount     Ratio        Amount        Ratio         Amount       Ratio
                                        ------     -----        ------        -----         ------       -----
As of December 31, 2003

    Total risk-based capital
       (to risk-weighted assets)       $43,437     10.41%        $33,367       8.00%       $41,708      10.00%
    Tier I capital
       (to risk-weighted assets)        40,163      9.63%            N/A        N/A         25,025       6.00%
    Tier I capital
       (to adjusted total assets)       40,163      6.37%         25,223       4.00%           N/A        N/A
    Tangible capital
       (to adjusted total assets)       40,163      6.37%          9,459       1.50%           N/A        N/A


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

                                                                OTS Requirements
                                      -------------------------------------------------------------------------
                                                                                             Regulatory
                                                                     Minimum            for classification as
                                         Bank actual            capital adequacy          well capitalized
                                      --------------------   ------------------------   -----------------------
                                        Amount     Ratio        Amount        Ratio         Amount       Ratio
                                        ------     -----        ------        -----         ------       -----
As of December 31, 2002:

    Total risk-based capital
       (to risk-weighted assets)       $32,537     11.17%        $23,294       8.00%   $    29,118      10.00%
    Tier I capital
       (to risk-weighted assets)        30,306     10.41%            N/A        N/A         17,471       6.00%
    Tier I capital
       (to adjusted total assets)       30,306      7.01%         17,286       4.00%           N/A        N/A
    Tangible capital
       (to adjusted total assets)       30,306      7.01%          6,482       1.50%           N/A        N/A


NOTE O - SELECTED QUARTERLY FINANCIAL DATA
------------------------------------------

Unaudited quarterly financial data is as follows (in thousands, except share data):

                                                         For the year ended
                                                         December 31, 2003
                                               ------------------------------------
                                                 First    Second    Third   Fourth
                                                quarter   quarter  quarter  quarter
                                                -------   -------  -------  -------
Interest income                                  $7,508   $7,419   $7,264   $7,887
Interest expense                                  2,702    2,620    2,729    2,635
                                                 ------   ------   ------   ------
Net interest income                               4,806    4,799    4,535    5,252
Provision for losses                                118      352      253      391
                                                 ------   ------   ------   ------
Net interest income after provision for losses    4,688    4,447    4,282    4,861
Other income                                        382      652      752      835
Other expense                                     3,742    4,021    3,799    4,015
                                                 ------   ------   ------   ------

Income before income tax provision                1,328    1,078    1,235    1,681
Provision for income taxes                          492      351      496      572
                                                 ------   ------   ------   ------

Net income                                       $  836   $  727   $  739   $1,109
                                                 ======   ======   ======   ======

Basic earnings per share                         $ 0.26   $ 0.22   $ 0.23   $ 0.34
                                                 ======   ======   ======   ======
Diluted earnings per share                       $ 0.26   $ 0.22   $ 0.23   $ 0.34
                                                 ======   ======   ======   ======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   Years Ended
                          December 31, 2003, 2002, 2001

                                                    Year ended December 31, 2002
                                                 ----------------------------------
                                                  First   Second    Third   Fourth
                                                 quarter  quarter  quarter  quarter
                                                 -------  -------  -------  -------
Interest income                                   $5,115   $5,787   $6,029   $6,428
Interest expense                                   1,979    2,139    2,460    2,466
                                                  ------   ------   ------   ------
Net interest income                                3,136    3,648    3,569    3,962
Provision for losses                                 270      281      209      317
                                                  ------   ------   ------   ------
Net interest income after  provision for losses    2,866    3,367    3,360    3,645
Other income                                         319      566      488      347
Other expense                                      2,411    2,979    3,074    3,262
                                                  ------   ------   ------   ------
Income before income tax provision                   774      954      774      730
Provision for income taxes                           266      334      325      276

Net income                                        $  508   $  620   $  449   $  454
                                                  ======   ======   ======   ======

Basic earnings per share                              NM       NM       NM       NM
                                                      ==       ==       ==       ==
Diluted earnings per share                            NM       NM       NM       NM
                                                      ==       ==       ==       ==

NOTE P - SUBSEQUENT EVENT
-------------------------

On July 28, 2003, Synergy Financial Group, Inc. announced the adoption of a Plan of Conversion and Reorganization. Pursuant to said plan, a New Jersey stock holding company ("New Company") was to be formed and all stock of Synergy Financial Group, Inc. (the "Company"), the middle-tier stock holding company of Synergy Bank and Synergy Financial Services, Inc., held publicly was to be converted, subject to an exchange ratio, into shares of the new company. Furthermore, Synergy, MHC would be eliminated and Synergy Bank and Synergy Financial Services, Inc. would become wholly-owned subsidiaries of the New Company, which would be owned entirely by public shareholders.

As of December 31, 2003, the Company had stock subscriptions payable to qualifying depositors of $38.3 million and had initiated a community offering. All subscriptions payable to qualifying depositors became capital of the New Company.

Offering costs were deferred and deducted from the proceeds of the shares sold in the second step stock conversion. At December 31, 2003, $577,000 of costs were deferred and included in other assets on the balance sheet.

The Company closed this second step stock conversion at close of business January 20, 2004, having received $101.7 million in subscriptions of which $69.2 million became capital of the new company, after deducting offering costs of $1.2 million, and the remainder returned on oversubscriptions. The New Company then infused $45.0 million in capital to the Bank as working capital.

The regulations of the OTS prohibit the Bank from declaring or paying a cash dividend if the effect thereof would cause the Bank's regulatory capital to be reduced below either the amount required for the liquidation account or the federal regulatory capital requirement in section 567.2 of the Rules and Regulations of the OTS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         On December 5, 2002, the Company dismissed Fontanella and Babitts, Certified Public Accountants, as the Company's independent auditors and appointed Grant Thornton LLP as its new independent auditors. The decision to change accountants was approved by the Company's Board of Directors. Fontanella and Babitts' reports on the Company's consolidated financial statements for the two fiscal years ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with audits of the two fiscal years ended December 31, 2001 and any subsequent interim period preceding the date of dismissal, there were no disagreements or reportable events between the Company and Fontanella and Babitts on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Fontanella and Babitts, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports. During the two fiscal years ended December 31, 2001 and any subsequent interim period preceding the date of dismissal, the Company did not consult with Grant Thornton LLP regarding the application of accounting principals to any transaction or as to any accounting, auditing or financial reporting issues.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Section 16(A) Beneficial Ownership Reporting Compliance

         The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, as amended. The officers and directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock ("10% beneficial owners") are required by Section 16(a) of such act to file reports of ownership and changes in beneficial ownership of the Common Stock with the SEC and Nasdaq and to provide copies of those reports to the Company. The Company is not aware of any beneficial owner, as defined under Section 16(a), of more than 10% of its Common Stock. To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2003 fiscal year.

Directors and Executive Officers

         The Company's certificate of incorporation requires that the Board of Directors be divided into three classes, as nearly equal in number as possible, each class to serve for a three-year period, with approximately one-third of the directors elected each year. The Board of Directors currently consists of nine members. The following table sets forth the names, ages, terms of, and length of service for the directors and the executive officers of the Company.

                                       AGE AT           YEAR FIRST         CURRENT
                                    DECEMBER 31,         ELECTED OR        TERM TO
NAME                                    2003           APPOINTED(1)        EXPIRE
----                                   ------          ------------        ------
Directors
Kenneth S. Kasper                        49                1993             2005
Nancy A. Davis                           64                1977             2006
Magdalena M. De Perez                    53                2001             2005
John S. Fiore                            46                2000             2006
David H. Gibbons, Jr.                    33                2001             2004
Paul T. LaCorte                          51                2001             2004
George Putvinski                         55                1993             2005
W. Phillip Scott                         52                1996             2006
Albert N. Stender                        58                1999             2004

Executive Officers of the Company
Kevin M. McCloskey                       45                 N/A              N/A
Kevin A. Wenthen                         49                 N/A              N/A
Ralph A. Fernandez                       39                 N/A              N/A

----------------
(1) Refers to the year the individual first became a director of the Bank. All directors of the Bank in March 2001 became directors of the Company at that time.

         Set forth below is the business experience for the past five years of each of the directors and executive officers of the Company.

         Kenneth S. Kasper has served as Chairman of the Board of Directors of the Company since its formation in 2001. He has been a director of the Bank since 1993, and has served as Chairman of the Board of Directors of the Bank since 1998. Mr. Kasper is a Compliance Director with Schering-Plough Corporation, a pharmaceutical research and manufacturing company, a position he has held since 1991. Prior to that time, Mr. Kasper served as Senior Counsel for Schering-Plough. Mr. Kasper is also actively involved in civic activities, serving as chairman for the Chester Borough Board of Adjustment, Chairman of the Board of Environmental Health & Safety Auditor Certifications ("BEAC"), and Director of the Council of Engineering and Scientific Specialty Boards.

         Nancy A. Davis has served on the Board of Directors of the Company since its formation in 2001, and the Bank since 1977. Ms. Davis retired from Schering-Plough Corporation in 2002. She was employed by that company since 1965, most recently as a Senior Legal Assistant.

     Magdalena M. De Perez has served on the Board of Directors of the Company and the Bank since 2001. Ms. De Perez is Vice President-Investments, Financial Advisor for Wachovia Securities, LLC. She has worked in the financial services industry since 1983 and acts as a financial advisor to several community service organizations in Union County.

     John S. Fiore has been the President and Chief Executive Officer of the Company since its formation in 2001 and has served as President and Chief Executive Officer of the Bank since 1995. He also serves as a member of both Boards of Directors. He has been employed by the Bank since 1989. Mr. Fiore also serves as President and Chief Executive Officer of Synergy Financial Services, Inc., a wholly-owned subsidiary of the Company.

     David H. Gibbons, Jr. has served on the Board of Directors of the Company and the Bank since 2001. Mr. Gibbons is Executive Vice President and General Counsel of David O. Evans, Inc. and Gibbons Realty Group, Inc., the operating companies for the affiliate commercial real estate holding companies known as Vestal Development Co., Elberon Development Co., Pitney Partners, L.P., and Portview Properties, LLC. Since 1999, Mr. Gibbons has been a salesperson with Kay Realty Services, LLC, a real estate brokerage company. Mr. Gibbons is also active in the community and serves as a Trustee for Trinitas Hospital, as a Director of the YMCA of Eastern Union County, the Union County Alliance and Elizabeth Chamber of Commerce, and is a Past Chairman of the Board of Directors of Elizabeth Development Co. In addition, Mr. Gibbons serves as a Trustee for the National Association of Office and Industrial Properties, a commercial real estate trade and lobbying organization.

     Paul T. Lacorte has served on the Board of Directors of the Company and the Bank since 2001. Mr. LaCorte is currently President of Hamilton Holding Company and V & F, Inc., and a partner with Ditullio and LaCorte Associates, LLC, all of which are real estate management service companies. He is currently a member and former Chairman of the Cranford Downtown Management Corporation and the Union County Economic Development Corporation. He is also a member and former President of the Cranford Chamber of Commerce.

     George Putvinski has served on the Board of Directors of the Company since its formation in 2001, and the Bank since 1993. Mr. Putvinski is employed as the Director of Global Planning and Reporting-Technical Operations for Schering-Plough Corporation. He has been employed by Schering-Plough Corporation since 1979.

     W. Phillip Scott has served on the Board of Directors of the Company since its formation in 2001, and the Bank since 1996. Mr. Scott is employed as the Manager of Sales Accounting and Logistics Finance for Schering-Plough Corporation. He has been employed by Schering-Plough Corporation since 1980. Mr. Scott is a certified public accountant.

     Albert N. Stender has served on the Board of Directors of the Company since its formation in 2001, and the Bank since 1999. Mr. Stender is a partner with the law firm of Stender & Hernandez where he has practiced law since 1985. He is also a partner in Mid-October Company. Mr. Stender serves as a Director of the Cranford Chamber of Commerce, and prosecutor for the Boroughs of Kenilworth and Roselle Park.

     Kevin M. Mccloskey has served as Senior Vice President and Chief Operating Officer since 2000. Prior to that time, Mr. McCloskey was the Vice President and Chief Operating Officer for Lakeview Savings Bank. Mr. McCloskey is a Board member and Treasurer of the YMCA of Eastern Union County, a member of the Board of Trustees for Union County Economic Development Corporation and is a Trustee of the Trinitas Health Foundation.

     Kevin A. Wenthen has served as Senior Vice President and Chief Administrative Officer since 1996 and as Secretary since 2002. Prior to joining Synergy, Mr. Wenthen was the President and Chief Executive Officer of KAW Marketing, Inc. and, prior to that, Vice President of Planning for Chemical Bank New Jersey, NA.

     Ralph A. Fernandez has served as Vice President and Chief Financial Officer for the Company and the Bank since 2000 and was Vice President of Finance for the Bank from 1999. Effective January 1, 2004, he was promoted to Senior Vice President and Chief Financial Officer for the Company and the Bank. Prior to that time, Mr. Fernandez was a regional executive policy committee member, a senior examiner and a senior analyst for the Office of Thrift Supervision.

Audit Committee

     The Audit Committee consists of Directors Gibbons (Chair), Davis, Kasper, LaCorte and Putvinski. All members of the Audit Committee are independent under the rules of the Nasdaq stock market. The Board of Directors has determined that Mr. Putvinski is an Audit Committee Financial Expert within the meaning of the regulations of the Securities and Exchange Commission. The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee typically meets every other month with the internal auditor and periodically as needed with the external auditors. Its main responsibilities include oversight of the internal and external auditors and monitoring of management and staff compliance with the Board's audit policies, and applicable laws and regulations.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company's Code of Ethics will be provided without charge upon request to the Corporate Secretary, Synergy Financial Group, Inc., 310 North Avenue East, Cranford, New Jersey 07016.

Item 11.  Executive Compensation
--------------------------------

Compensation of Directors

     Board Fees. For the year ended December 31, 2003, each director was paid a fee of $1,000 per Board meeting and $300 per committee meeting for each such meeting attended, and the Chairman received an additional annual fee of $3,000. For the year ended December 31, 2003, each director also received a profit sharing award of $3,000. The total compensation paid to the directors for the year ended December 31, 2003, including profit sharing, was approximately $161,300. Directors who also serve as employees of the Bank do not receive compensation as directors.

2003 Stock Awards
-----------------

     2003 STOCK OPTION PLAN. Directors and officers were awarded options to purchase shares of common stock on April 22, 2003, the date of stockholder approval of the Synergy Financial Group, Inc. 2003 Stock

Option Plan, at an exercise price equal to the fair market value of the Common Stock on that date. Each non-employee director was awarded 23,139 options. President and Chief Executive Officer Fiore was awarded 152,743 options.
Officers McCloskey, Wenthen and Fernandez were each awarded 74,462 options. These options are first exercisable at a rate of 20% one year after the date of grant and 20% annually thereafter during such period of service as an employee, director or director emeritus. Upon disability, death, or a change in control, such awards become 100% exercisable. The number of options and the exercise price have been adjusted in accordance with the exchange ratio in connection with the second-step mutual-to-stock conversion completed on January 20, 2004. As adjusted for the exchange ratio in the exercise price is now $5.5867.

         2003 Restricted Stock Plan. Directors and officers were awarded shares of restricted stock on April 22, 2003, the date of stockholder approval of the Synergy Financial Group, Inc. 2003 Restricted Stock Plan. Each non-employee director was awarded 7,911 shares of restricted stock. President and Chief Executive Officer Fiore was awarded 52,532 shares of restricted stock. Officers McCloskey, Wenthen and Fernandez were each awarded 23,827 shares of restricted stock. Restricted stock awards are earned at the rate of 20% one year after the date of grant and 20% annually thereafter during periods of service as an employee, director or director emeritus. All awards become immediately 100% vested upon death or disability or termination of service following a change in control. The restricted stock awards have been adjusted in accordance with the exchange ratio in connection with the second-step mutual-to-stock conversion completed on January 20, 2004. The 2003 Restricted Stock Plan intends to continue to make stock purchases in the open market from time to time to fund such plan.

Executive Compensation

         Summary Compensation Table. The following table sets forth the compensation awarded to or earned by the Company's President and Chief Executive Officer and certain other executive officers for the years shown. No other officer received a total annual salary and bonus in excess of $100,000 during the reporting period.

                                               Annual Compensation(1)         Long Term Compensation Awards
                                               ----------------------     -----------------------------------
                                                                            Restricted          Securities              All
                                   Fiscal                                      Stock            Underlying             Other
Name and Principal Position         Year        Salary         Bonus      Award(s) ($)(2)   Options/sars(#)(3)      Compensation
---------------------------        ------       ------         -----      ---------------   ------------------      ------------
John S. Fiore,                      2003          $220,450       $78,260           293,480        152,743          $60,953(4)
  President and Chief               2002           204,120       205,140                 -              -           57,868
  Executive Officer                 2001           189,000        68,040                 -              -           50,353

Kevin M. McCloskey,                 2003          $140,000       $42,700           133,114         74,462          $39,333(5)
  Senior Vice President and         2002           130,000       124,150                 -              -           27,449
  Chief Operating Officer           2001           122,000        37,820                 -              -            6,992

Kevin A. Wenthen,                   2003          $135,000       $41,175           133,114         74,462          $37,896(6)
  Senior Vice President and         2002           125,000       119,375                 -              -           26,420
  Chief Administrative Officer      2001           115,000        35,650                 -              -           12,073

Ralph A. Fernandez,                 2003          $105,000       $32,025           133,114         74,462          $29,465(7)
  Senior Vice President and         2002            95,000        90,725                 -              -           20,099
  Chief Financial Officer           2001            88,000        27,280                 -              -            9,250


--------------
(1) All compensation set forth in the table, other than awards under the 2003 Stock Option Plan and the 2003 Restricted Stock Plan, was paid by the Bank
(2) Represents the award of 52,532 shares of restricted stock to Mr. Fiore and 23,827 shares of restricted stock to each of Messrs. McCloskey, Wenthen and Fernandez under the 2003 Restricted Stock Plan, based upon the last reported sales price for the common stock as reported on the OTC Electronic Bulletin Board on April 22, 2003, the date of the award. This award vests at the rate of 20% per year, beginning on the first anniversary date of the grant. Dividend rights associated with the restricted stock are accrued and held in arrears to be paid at the time the shares vest. As of December 31, 2003, no shares had vested and the value of the restricted shares held by Mr. Fiore was $527,677 and the value of the restricted shares held by each of Messrs. McCloskey, Wenthen and Fernandez was $239,352.
(3) Mr. Fiore was awarded 152,743 options and Messrs. McCloskey, Wenthen and Fernandez were each awarded 74,462 options at the exercise price of $5.5867 per share, equal to the fair market value of the Common Stock on April 22, 2003, the date of the award. The number of options and the exercise price have been adjusted for the exchange ratio in connection with the second-step conversion completed in January 2004.
(4) For 2003, includes the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $24,270, the Bank's contribution to the individual's account under a 401(k) Plan of $11,023, the award of 2,420 shares under the ESOP as of December 31, 2003 and $1,350 for term life insurance premium.
(5) For 2003, includes the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $14,520, the Bank's contribution to the individual's account under a 401(k) Plan of $7,000, and the award of 1,694 shares under the ESOP as of December 31, 2003 and $796 for term life insurance premium.
(6) For 2003, includes the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $14,000, the Bank's contribution to the individual's account under a 401(k) Plan of $6,750, and the award of 1,634 shares under the ESOP as of December 31, 2003 and $765 for term life insurance premium.
(7) For 2003, includes the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $10,880, the Bank's contribution to the individual's account under a 401(k) Plan of $5,250, and the award of 1,270 shares under the ESOP as of December 31, 2003 and $581 for term life insurance premium.

     The following table sets forth information concerning options granted under the 2003 Stock Option Plan during the year ended December 31, 2003.

                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                            OPTION GRANTS IN 2003 FISCAL YEAR                   ANNUAL RATES OF STOCK
                                            ---------------------------------                   PRICE APPRECIATION FOR
                                                   INDIVIDUAL GRANTS                                 OPTION TERM
                              ------------------------------------------------------------
                                              PERCENT OF
                                            TOTAL OPTIONS
                               NUMBER     GRANTED TO EXERCISE
                             OF OPTIONS      EMPLOYEES IN         PRICE        EXPIRATION
           NAME               GRANTED         FISCAL YEAR       ($/SHARE)         DATE         5% ($)          10% ($)
           ----               -------         -----------       ---------         ----         ------          -------
John S. Fiore                  152,743           35%            $5.5867         4/22/13        536,654        1,359,987
Kevin M. McCloskey              74,462           17%            $5.5867         4/22/13        261,618          662,992
Kevin A. Wenthen                74,462           17%            $5.5867         4/22/13        261,618          662,992
Ralph A. Fernandez              74,462           17%            $5.5867         4/22/13        261,618          662,992

         The following table sets forth information concerning options held as of December 31, 2003.

                   Aggregated Option Exercises in 2003 Fiscal Year and Fiscal Year End Option Values
                                                                                                  Value of
                              Shares                          Number of Options             In-the-money Options
                           Acquired On        Value         At Fiscal Year-end (#)         At Fiscal Year-end ($)
          Name             Exercise (#)   Realized ($)    Exercisable/unexercisable     Exercisable/unexercisable (1)
          ----             ------------   ------------    -------------------------     -----------------------------
John S. Fiore                   -               -                - / 152,743                    - / $681,034
Kevin M. McCloskey              -               -                - / 74,462                    - / $332,003
Kevin A. Wenthen                -               -                - / 74,462                    - / $332,003
Ralph A. Fernandez              -               -                - / 74,462                    - / $332,003

         Employment Agreements. The Bank has entered into an employment agreement with Mr. Fiore. Mr. Fiore's base salary under the employment agreement for the year ended December 31, 2003 was $220,450. Mr. Fiore's employment agreement has a term of three years and may be terminated by the Bank for "cause" as defined in the agreement. If the Bank terminates Mr. Fiore's employment without just cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the agreement. The employment agreement contains a provision stating that after Mr. Fiore's employment is terminated in connection with any change in control, he will be paid a lump sum amount equal to 2.99 times his base salary and the highest rate of bonus awarded to him during the three years prior to such termination. If payment had been made under the agreement as of December 31, 2003, the payment to Mr. Fiore would have equaled approximately $818,700. In addition, the Board has entered into Change in Control Severance Agreements with Officers McCloskey, Wenthen and Fernandez. Under such agreements, if their employment is terminated within eighteen months of a change in control of the Bank, such individuals would receive severance benefits equal to approximately three times their average annual compensation. At December 31, 2003, such payments would have equaled approximately $520,000, $483,800 and $351,300, respectively, upon termination following a change in control. All payments to be made under these agreements shall be reduced as may be necessary so that such payments will not exceed the tax deductible limits under Section 280G of the Code.

         Supplemental Executive Retirement Plan. Synergy Bank has adopted a Supplemental Executive Retirement Plan ("SERP" or "Plan") for the benefit of John S. Fiore, president and chief executive officer. Annually, the Bank accrues an expense of 11% of his salary including projected increases through his retirement at age 60, plus projected earnings on prior year accruals at the rate of 7% per annum. Such accruals are projected to furnish Mr. Fiore with an annual pension benefit upon retirement at age 60 of $102,366 per year for a period of fifteen years. In addition, on January 1, 2002, Synergy Bank implemented a SERP for the benefit of executive officers McCloskey, Wenthen and Fernandez. In accordance with the Plan for Messrs. McCloskey, Wenthen and Fernandez, an annual accrual equal to 10% of each participant's base salary will be credited to the Plan reserve. The accumulated deferred compensation account for each participant will be payable to such participant at anytime following termination of employment after three years following Plan implementation, the death or disability of the participant, or termination of employment following a change in control of Synergy Bank whereby Synergy Bank or Synergy Financial Group, Inc. is not the resulting entity.

Compensation Committee Report On Executive Compensation

         The  Compensation   Committee  (the   "Committee")  has  furnished  the
following report on executive compensation:

         Under the supervision of the Board of Directors, the Company has developed and implemented compensation policies, plans and programs which seek to enhance the profitability of the Company, and thus shareholder value, by aligning closely the financial interests of the Company's employees, including its Chief Executive Officer ("CEO"), Chairman and other senior management, with the interests of its shareholders. All members of the Compensation Committee are independent directors.

         Compensation   Philosophy  and  Strategy.  The  executive  compensation
program of the Company is designed to:

o Support a pay-for-performance policy that differentiates compensation based on corporate and individual performance;

o Motivate employees to assume increased responsibility and reward them for their achievement;

o Provide compensation opportunities that are comparable to those offered by other leading companies, allowing the Company to compete for and retain top quality, dedicated executives who are critical to the Company's long-term success; and

o    Align  the  interests  of  executives  with  the  long-term   interests  of
     shareholders through award opportunities that can result in ownership of Common Stock.

         At present, the executive compensation program is comprised of salary, annual cash incentive opportunities, long-term incentive opportunities in the form of stock options, and miscellaneous benefits typically offered to executives in comparable corporations. The Committee considers the total compensation (earned or potentially available) in establishing each element of compensation so that total compensation paid is competitive with the market place, based on an independent consultant's survey of salary competitiveness of other financial institutions. The Committee is advised periodically by independent compensation consultants concerning salary competitiveness.

         As an executive's level of responsibility increases, a greater portion of his or her potential total compensation opportunity is based on Company performance incentives rather than on salary. Reliance on Company performance causes greater variability in the individual's total compensation from year to year. By varying annual and long-term compensation and basing both on corporate performance, the Company believes executive officers are encouraged to continue focusing on building profitability and shareholder value. The mix of annual and long-term compensation was set subjectively. In determining the mix, the Committee balanced rewards for past corporate performance with incentives for future corporate performance improvement.

         Base Salary. Annual base salaries for all executive officers are generally set at competitive levels. The salary ranges for each position are determined by evaluating the responsibilities and accountabilities of the position and comparing it with other executive officer positions in the market place on an annual basis. The base salary of each executive officer, including the President and Chief Executive Officer, is reviewed annually and adjusted within the position range based upon a performance evaluation.

         Long-term Incentive Compensation. The Company relies to a large degree on annual and longer term incentive compensation to attract and retain corporate officers and other employees and to motivate them to perform to the full extent of their abilities. The long-term incentive compensation includes restricted stock awards and stock option awards. The Committee believes that issuing stock options and other stock-based incentives to executives benefits the Company's shareholders by encouraging and enabling executives to own stock of the Company, thus aligning executive pay with shareholder interests.

         Compensation of the Chief Executive Officer. Mr. Fiore has served as President and Chief Executive Officer of the Company since its formation and as President and Chief Executive Officer of the Bank since 1995. His salary for 2003 of $220,450 reflected the Board's assessment of compensation levels for the industry. In addition, during 2003, Mr. Fiore was awarded stock options to purchase 152,743 shares, as adjusted for the exchange ratio, of common stock on April 22, 2003, the date of stockholder approval of the Synergy Financial Group, Inc. 2003 Stock Option Plan, at an exercise price equal to the fair market value of the Common Stock on that date. These options are first exercisable at a rate of 20% one year after the date of grant and 20% annually thereafter during such period of service as an employee, director or director emeritus. Upon disability, death, or a change in control, such awards become 100% exercisable. The number of options and the exercise price have been adjusted in accordance with the exchange ratio in connection with the second-step mutual-to-stock conversion completed on January 20, 2004. As adjusted for the exchange ratio, the exercise price is now $5.5867. Additionally, Mr. Fiore was awarded 52,532 shares, as adjusted for the exchange ratio, of restricted stock on April 22, 2003, the date of stockholder approval of the Synergy Financial Group, Inc. 2003 Restricted Stock Plan. Restricted stock awards are earned at the rate of 20% one year after the date of grant and 20% annually thereafter during periods of service as an employee, director or director emeritus. All awards become immediately 100% vested upon death or disability or termination of service following a change in control. The restricted stock awards have been adjusted in accordance with the exchange ratio in connection with the second-step mutual-to-stock conversion completed on January 20, 2004.

         Compensation Committee:
                  Magdalena M. De Perez
                  David H. Gibbons, Jr.
                  Kenneth S. Kasper
                  W. Phillip Scott
                  Albert N. Stender

         Stock Performance Graph. No performance graph is presented for the Company's common stock because it did not commence trading until January 21, 2004. In future periods, the Company will present information comparing the cumulative total stockholder return on the Company's common stock with (a) the cumulative total stockholder return on stocks included in the Nasdaq U.S. Stock Market Index, (b) the cumulative total stockholder return on stocks included in a peer group.

         Compensation Committee Interlocks and Insider Participation. The Compensation Committee of the Bank during the year ended December 31, 2003, consisted of Directors De Perez, Gibbons, Kasper, Scott and Stender. During the year ended December 31, 2003, the Company had no "interlocking" relationships in which (i) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served on the compensation committee of the Company; (ii) an executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee of the Company; and (iii) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Persons and groups owning in excess of 5% of the outstanding shares of Common Stock are required to file reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended. Other than as set forth in the following table, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at the Record Date.

                                                                                                         Percent of Shares
                                                                        Amount and Nature of               of Common Stock
Name and Address of Beneficial Owner                                    Beneficial Ownership               Outstanding
------------------------------------                                    --------------------             -----------------
Synergy Financial Group, Inc. Bank Employee Stock
  Ownership Plan Trust (the "ESOP")                                          996,167(1)                     8.0%
310 North Avenue East
Cranford, New Jersey 07016

 --------------------
(1) These shares are held in a suspense account and are allocated among participants annually on the basis of compensation as the ESOP debt is repaid. The Board of Directors appointed all non-employee directors to serve as ESOP Trustees and appointed John S. Fiore, President and Chief Executive Officer, Kevin A. Wenthen, Senior Vice President, and Janice
         L. Ritz, a Vice President of the Bank, as members of the ESOP Plan Committee. The ESOP Plan Committee directs the vote of all unallocated shares and shares allocated to participants if timely voting directions are not received for such shares.

         (b)      Security Ownership of Management

                  The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and the executive officers of the Company as of March 10, 2004.

                                           Shares of
                                          Common Stock         Percent
                                        Beneficially             of
Name                                        Owned(1)            Class
----                                    ---------------         -----
Directors
Kenneth S. Kasper                       47,600(2)(3)(4)           *
Nancy A. Davis                          41,015(2)(3)              *
Magdalena M. De Perez                   13,432(2)(3)              *
John S. Fiore                          146,570(5)                1.2%
David H. Gibbons, Jr.                   50,454(2)(3)(6)           *
Paul T. LaCorte                         30,015(2)(3)              *
George Putvinski                        39,716(2)(3)(7)           *
W. Phillip Scott                        26,312(2)(3)(8)           *
Albert N. Stender                       42,321(2)(3)(9)           *

Executive Officers of the Company
Kevin M. McCloskey                     196,972(10)(11)           1.6%
Kevin A. Wenthen                        50,265(10)                *
Ralph A. Fernandez                      61,203(10)(12)            *

All directors and executive                     745,875(13)     5.9%
officers of the Company as a
group (12 persons)
---------------
*    Less than 1.0%.
(1) For Messrs. Fiore, McCloskey, Wenthen and Fernandez, includes shares allocated to individual accounts under both the ESOP and the Synergy Financial Group, Inc. 401(k) Savings Plan. An individual is considered to beneficially own shares of Common Stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote, or to direct the voting of, the shares; or (2) investment power, which includes the power to dispose, or direct the disposition of, the shares.
(2) Excludes 996,167 shares of Common Stock held under the ESOP over which such individual, as an ESOP Trustee, exercises shared voting power. Also excludes 168,834 shares of Common Stock held under the 2003 Restricted Stock Plan ("RSP") over which such individual, as an RSP Trustee, exercises shared voting power.
(3) Includes 4,627 shares of Common Stock which may be acquired pursuant to the exercise of options that become exercisable within 60 days of March 10, 2004. Includes 1,582 shares of Common Stock under the RSP which will vest on April 22, 2004.
(4) Includes 31,537 shares owned by Mr. Kasper's wife, which Mr. Kasper may be deemed to beneficially own.
(5) Includes 30,548 shares of Common Stock which may be acquired pursuant to the exercise of options that become exercisable within 60 days of March 10, 2004. Includes 10,506 shares of Common Stock under the RSP which will vest on April 22, 2004. Includes 26,061 shares owned by Mr. Fiore's wife, which Mr. Fiore may be deemed to beneficially own.
(6) Includes 2,457 shares owned by Mr. Gibbon's wife, which Mr. Gibbons may be deemed to beneficially own. (7) Includes 14,892 shares owned by Mr. Putvinski's wife, which Mr. Putvinski may be deemed to beneficially own.
     (8) Includes 930 shares owned by Mr. Scott's wife and 3,723 shares held in trust for a minor child, which Mr. Scott may be deemed to beneficially own.
(9) Includes 32,763 shares owned by Mr. Stender's wife, which Mr. Stender may be deemed to beneficially own.
(10) Includes 14,892 shares of Common Stock which may be acquired pursuant to the exercise of options that become exercisable within 60 days of the Record Date. Includes 4,765 shares of Common Stock under the RSP which will vest on April 22, 2004.
(11) Includes 18,615 shares held by the Kevin McCloskey Family, LLC for which Mr. McCloskey maintains voting control but maintains less than 5% ownership.
(12) Includes 744 shares held in trust for minor children, which Mr. Fernandez may be deemed to beneficially own.
(13) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership. Excludes shares held by the ESOP (other than shares allocated to executive officers of the Company) over which directors, as ESOP Trustees, exercise shared voting power. Also excludes shares of Common Stock held under the RSP over which directors, as RSP Trustees, exercise shared voting power.

     (c)  Changes in Control

               Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

     (d)  Securities Authorized for Issuance under Equity Compensation Plans

               Set forth below is information as of December 31, 2003 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                        Equity Compensation Plan Information
                                                 (A)
                                                                                             (B)
                                                                                             (C)
                                                                                             Number
                                                                                             of
                                                                                             Securities
                                        Number of Securities        Weighted-average        Remaining Available for
                                          to be Issued Upon        Exercise Price of         Future Issuance Under
                                             Exercise of              Outstanding             Equity Compensation
                                        Outstanding Options,       Options, Warrants      Plans (Excluding Securities
                                         Warrants and Rights           and Rights          Reflected in Column (A))
                                         -------------------           ----------          ------------------------
Equity Compensation Plans
  Approved by Shareholders:
  2003 Stock Option Plan.............          617,088                 $5.5867                       -
  2003 Restricted Stock Plan(1)......              n/a                     n/a                       -
EQUITY COMPENSATION PLANS NOT
  APPROVED BY SHAREHOLDERS:
  Not applicable.....................                -                       -                       -
                                               -------                 -------                   -----
     TOTAL..........................           617,088                 $5.5867                       -
                                               =======                  ======                   =====
----------------------
(1)  Restricted  stock awards of 211,043  shares have been granted.  Such awards are  earned at the rate of 20% one year after the date of the grant and 20%
     annually  thereafter.  No shares remain  available for issuance  under this plan.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         No directors, officers or their immediate family members were engaged in transactions with the Company or any subsidiary involving more than $60,000 (other than loans with the Bank) during the two years ended December 31, 2003.

         The Bank, like many financial institutions, has followed the policy of offering residential mortgage loans for the financing of personal residences and consumer loans to its officers, directors and employees. Loans are made in the ordinary course of business and are also made on substantially the same terms and conditions, other than a 1% discount for employees on the interest rate paid while the person remains an employee, as those of comparable transactions prevailing at the time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2003, all loans outstanding to all directors, nominees and executive officers, and the affiliates of such persons, were current and performing in accordance with their terms.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

         Effective July 30, 2002, the Securities and Exchange Act of 1934 was amended by the Sarbanes-Oxley Act of 2002 to require all auditing services and non-audit services provided by an issuer's independent auditor to be pre-approved by the issuer's audit committee. The Company's Audit Committee has adopted a policy of approving all audit and non-audit services prior to the service being rendered.

         All of the services listed below for 2002 and 2003 were approved by the Audit Committee prior to the service being rendered, other than tax services totaling $7,950 for the year ended December 31, 2002, rendered by the Company's former auditor, Fontanella and Babitts, which was engaged to render and which rendered such services during 2002 prior to the pre-approval requirement created by the Sarbanes-Oxley Act of 2002.

         Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Company's annual consolidated financial statements and for the review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2003 and 2002 were $78,489 and $51,500, respectively. Additionally, for the year ended December 31, 2002, the Company paid $6,535 for professional services rendered by its former auditor, Fontanella and Babitts, Certified Public Accountants, in connection with the review of the quarterly financial statements.

         Audit Related Fees. The aggregate fees billed by Grant Thornton LLP for assurance and related services related to the audit of the annual financial statements and to the review of the quarterly financial statements for the years ended December 31, 2003 and 2002 were $123,085 and $0, respectively and consisted of services in connection with the Company's second-step stock offering completed on January 20, 2004.

         Tax Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, tax advice or tax planning for the years ended December 31, 2003 and 2002 were $25,132 and $0, respectively. Additionally, for the year ended December 31, 2002, the Company paid $7,950 to its former auditor, Fontanella and Babitts, for professional services rendered for tax compliance, tax advice or tax planning.

         All Other Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for services or products other than those listed under the captions "Audit Fees," "Audit-Related Fees," and "Tax Fees" for the years ended December 31, 2003 and 2002 were $1,000 and $0, respectively, and consisted of services in connection with the Company's second-step stock offering completed on January 20, 2004. Additionally, the aggregate fees billed by the Company's former auditor, Fontanella and Babitts, for the year ended December 31, 2002 included $50,037 for services in connection with the Company's stock offering completed in September 2002 and $7,250 for services in connection with the Bank's acquisition of FBCJ completed in January 2003.

Item 15.  Exhibits, Financial Statement Schedules, and Reports On Form 8-K
--------------------------------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The consolidated statements of financial condition as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended December 31, 2003, together with the related notes and the report of independent certified public accountants.

         2. There are no financial statement schedules required to be filed.

         3. The following exhibits are included in this Report or incorporated herein by reference:

                  (a) List of Exhibits:

                  3(i)   Certificate of Incorporation of Synergy  Financial Group, Inc.*
                  3(ii)  Bylaws  of  Synergy  Financial  Group,  Inc.*
                  4      Specimen Stock Certificate of Synergy  Financial Group,  Inc.*
                  10.1   Employment  Agreement  between  Synergy Bank and John S. Fiore**
                  10.2   Supplemental   Executive   Retirement   Income Agreement  for John S. Fiore**
                  10.3   Synergy  Federal  Savings Bank Supplemental Executive Retirement Plan for the Benefit
                           of Senior Officers**
                  10.4   Synergy Financial Group, Inc. 2003 Restricted Stock Plan***
                  10.5   Synergy Financial Group, Inc. 2003 Stock Option Plan***
                  10.6   Change in Control Severance Agreement between Synergy Bank and Kevin M.
                           McCloskey*
                  10.7   Change in Control Severance Agreement between Synergy Bank and Kevin A. Wenthen*
                  10.8   Change in Control Several Agreement between Synergy Bank and Ralph A. Fernandez*
                  10.9   Directors Change in Control Plan*
                  16     Letter of concurrence from Fontanella and Babitts, Certified Public Accountants, regarding change in certifying accountant
                  21     Subsidiaries of the Company
                  23.1   Consent of Grant Thornton LLP
                  23.2   Consent of Fontanella and Babitts
                  31     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-108884 filed with the SEC on September 17, 2003)

          ** Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-89384 filed with the SEC on May 30,
               2002). Synergy Bank changed its name from Synergy Federal Savings Bank after these agreements were entered into.

          *** Incorporated by reference to the Definitive Proxy Statement of Synergy Financial Group, Inc. for the 2003 Annual Meeting of Stockholders (File No. 00049980; filed with the SEC on March 18,
               2003)

         (b) Reports on Form 8-K.

                  A Report on Form 8-K was filed with the SEC on October 30, 2003 to announce earnings for the quarter ended September 30, 2003. (Items 7 and 12)

                  A Report on Form 8-K was filed with the SEC on December 16, 2003 to announce completion of the Company's Subscription Offering and commencement of the Company's Community Offering in connection with the second-step mutual-to-stock conversion of Synergy, MHC.
                  (Items 5 and 7)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 2004.

                                       SYNERGY FINANCIAL GROUP, INC.


                                       By: /s/ John S. Fiore
                                           ------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2004.


/s/ Kenneth S. Kasper                    /s/ John S. Fiore
------------------------------------     ---------------------------------------
Kenneth S. Kasper                        John S. Fiore
Chairman and Director                    President, Chief Executive Officer and
                                         Director (Principal Executive Officer)


/s/ Ralph A. Fernandez                   /s/ Paul T. LaCorte
------------------------------------     ---------------------------------------
Ralph A. Fernandez                       Paul T. LaCorte
Senior Vice President and Chief          Director
Financial Officer
(Principal Financial and Accounting
Officer)


/s/ Nancy A. Davis                       /s/ George Putvinski
------------------------------------     ---------------------------------------
Nancy A. Davis                           George Putvinski
Director                                 Director


/s/ W. Phillip Scott                     /s/ Albert N. Stender
------------------------------------     ---------------------------------------
W. Phillip Scott                         Albert N. Stender
Director                                 Director


/s/ David H. Gibbons, Jr.                /s/ Magdalena M. De Perez
------------------------------------     ---------------------------------------
David H. Gibbons, Jr.                    Magdalena M. De Perez
Director                                 Director