Form 10-Q
period 2004-03-31
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2004-05-17
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   March 31, 2004
                                       --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-50467


                          SYNERGY FINANCIAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                       52-2413926
-------------------------------------                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

310 North Avenue East, Cranford, New Jersey                      07016
---------------------------------------------                 -----------
(Address of principal executive offices)                       (Zip Code)

                                 (800) 693-3838
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X     No
                      ---       ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of May 14, 2004:

$0.10 Par Value Common Stock                    12,452,098
----------------------------            ---------------------------
        Class                               Shares Outstanding

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                                            Page
------        ---------------------                                                                            ----

Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2004 (unaudited), and
                  December 31, 2003 (audited).....................................................................1

              Consolidated Statements of Income for the three months ended March 31, 2004 and 2003 (unaudited)............................................................................2

              Consolidated Statement of Changes in Stockholders' Equity for the three months ended
                  March 31, 2004 and 2003 (unaudited).............................................................3

              Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited)............................................................................4

              Notes to Consolidated Financial Statements (unaudited)..............................................5

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................21

Item 4.       Controls and Procedures............................................................................22


PART II       OTHER INFORMATION
-------       -----------------

Item 1.       Legal Proceedings..................................................................................23

Item 2.       Changes in Securities, Use of Proceeds and
                  Issuer Purchases of Equity Securities..........................................................23

Item 3.       Defaults Upon Senior Securities....................................................................25

Item 4.       Submission of Matters to a Vote of Security Holders................................................25

Item 5.       Other Information..................................................................................25

Item 6.       Exhibits and Reports on Form 8-K...................................................................25

Signatures.......................................................................................................26


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                          March 31,   December 31,
                                                            2004          2003
                                                         (unaudited)   (audited)
                                                         -----------   ---------
Assets:
Cash and amounts due from banks                          $   5,738    $   4,481
Interest-bearing deposits with banks                         5,892        2,811
                                                         ---------    ---------
Cash and cash equivalents                                   11,630        7,292
Investment securities, available-for-sale,
   at fair value                                           154,936      123,779
Investment securities held-to-maturity (fair
   value of $45,070 and $33,216, respectively)              44,839       33,214
Federal Home Loan Bank of New York
   stock, at cost                                            4,248        3,644
Loans receivable, net                                      448,720      434,585
Accrued interest receivable                                  2,281        2,021
Property and equipment, net                                 17,585       17,620
Cash surrender value of officer life insurance               2,564        2,475
Other assets                                                 3,858        3,988
                                                         ---------    ---------
     Total assets                                        $ 690,661    $ 628,618
                                                         =========    =========

Liabilities:
Deposits                                                 $ 495,471    $ 473,535
Federal Home Loan Bank advances                             84,952       72,873
Advance payments by borrowers
   for taxes and insurance                                   1,688        1,582
Accrued interest payable on advances                           157          119
Stock subscriptions payable                                      -       38,322
Other liabilities                                            2,837        1,259
                                                         ---------    ---------
     Total liabilities                                     585,105      587,690
                                                         ---------    ---------

Commitments and contingencies                                    -            -

Stockholders' equity:
Preferred stock; $.10 par value, 2,000,000 shares
   authorized; issued and outstanding - none                     -            -
Common stock; $.10 par value, 18,000,000 shares
   authorized; issued March 31, 2004 - 12,452,098,
   December 31, 2003 - 3,344,252                             1,245          334
Additional paid-in-capital                                  83,456       15,008
Retained earnings                                           28,863       27,858
Unearned ESOP shares                                        (6,471)      (1,009)
Unearned RSP compensation                                     (951)      (1,011)
Treasury stock acquired for the RSP                           (862)        (103)
Accumulated other comprehensive
   income (loss), net of taxes                                 276         (149)
                                                         ---------    ---------
     Total stockholders' equity                            105,556       40,928
                                                         ---------    ---------
     Total liabilities and stockholders' equity          $ 690,661    $ 628,618
                                                         =========    =========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                          For the quarter ended March 31,
                                                                  2004          2003
                                                             (unaudited)   (unaudited)
                                                             -----------   -----------
Interest income:
   Loans, including fees                                    $     6,716   $     6,267
   Investment securities                                          1,511         1,197
   Other                                                             21            44
                                                            -----------   -----------
     Total interest income                                        8,248         7,508
                                                            -----------   -----------
Interest expense:
   Deposits                                                       2,095         2,258
   Borrowed funds                                                   476           416
                                                            -----------   -----------
     Total interest expense                                       2,571         2,674
                                                            -----------   -----------
     Net interest income before provision for loan losses         5,677         4,834
                                                            -----------   -----------
Provision for loan losses                                           368           118
                                                            -----------   -----------
     Net interest income after provision for loan losses          5,309         4,716
                                                            -----------   -----------
Other income:
   Service charges and other fees on deposit accounts               484           311
   Commissions                                                       15            35
   Other                                                            173            36
                                                            -----------   -----------
     Total other income                                             672           382
                                                            -----------   -----------
Other expenses:
   Salaries and employee benefits                                 2,255         1,862
   Premises and equipment                                         1,009           793
   Occupancy                                                        473           507
   Professional services                                            128           158
   Advertising                                                      176           162
   Other operating                                                  271           288
                                                            -----------   -----------
     Total other expenses                                         4,312         3,770
                                                            -----------   -----------
     Income before income tax expense                             1,669         1,328
                                                            -----------   -----------
Income tax expense                                                  664           492
                                                            -----------   -----------
     Net income                                             $     1,005   $       836
                                                            ===========   ===========

Per share of common stock:
   Basic earnings per share                                 $      0.10   $      0.26
   Diluted earnings per share                               $      0.10   $      0.26

Basic weighted average shares outstanding                    10,086,963     3,233,206
Diluted weighted average shares outstanding                  10,312,989     3,233,206

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                    For the Three Months Ended March 31, 2004
                  (Dollars in thousands, except share amounts)

                                                                                                                    Accu-
                                                                                                                    mulated
                                                                                                           Treasury Compre-
                                    Common stock                                                            stock   hensive
                                  -------------------  Additional               Unearned    Unearned       acquired income
                                   Shares       Par     paid-in-   Retained       ESOP         RSP         for the  (loss),
                                   issued      value    capital    earnings      shares   compensation       RSP     net     TOTAL
                                ----------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2004        3,344,252   $  334     $15,008     $27,858    $(1,009)    $(1,011)        $(103) $(149)   $40,928
    Net income                            -        -           -       1,005          -           -             -      -      1,005
    Other comprehensive
       income, net of
       reclassification
       adjustment and taxes               -        -           -           -          -           -             -    425        425
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                    1,430
-----------------------------------------------------------------------------------------------------------------------------------
    Net proceeds of stock
       offering and issuance
       of common stock            9,107,846      911      68,351           -          -           -             -      -     69,282
    Common stock acquired by
       ESOP (562,873 shares)              -        -          -            -     (5,628)          -             -      -     (5,628)
    Common stock held by ESOP
       committed to be
       released (24,906 shares)           -        -         97            -        166           -             -      -        263
    Compensation recognized
       under RSP Plan                     -        -          -            -          -          60             -      -         60
    Common stock repurchased
       for RSP Plan
       (90,614 shares)                                                                                       (759)             (759)

BALANCE AT MARCH 31, 2004        12,452,098   $1,245    $83,456      $28,863    $(6,471)       (951)        $(862) $ 276   $105,556
                                ===================================================================================================

                                     -3- .

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                For the quarter
                                                                                ended March 31,
                                                                                ---------------
                                                                               2004         2003
                                                                            (unaudited) (unaudited)
                                                                            -----------------------
Operating activities
   Net income                                                                $  1,005    $    836
   Adjustments to reconcile net income to net cash
         provided by operating activities
     Depreciation and amortization                                                369         353
     Provision for loan losses                                                    368         118
     Deferred income taxes                                                         73           1
     Amortization of deferred loan fees                                            (5)         16
     Amortization of premiums on investment securities                            284         266
     Release of ESOP shares                                                       263          53
     Compensation under RSP plan                                                   60           -
     Increase in accrued interest receivable                                     (261)       (389)
     Decrease (increase) in other assets                                           57        (656)
     Increase in other liabilities                                              1,580         404
     (Increase) decrease in cash surrender value of officer life insurance        (90)         20
     Increase (decrease) in accrued interest payable on advances                   38          (7)
                                                                             --------    --------
Net cash provided by operating activities                                       3,741       1,015
                                                                             --------    --------
Investing activities
   Purchase of investment securities held-to-maturity                         (14,269)     (6,514)
   Purchase of investment securities available-for-sale                       (38,708)    (40,716)
   Maturity and principal repayments of investment
     securities held-to-maturity                                                2,563       3,769
   Maturity and principal repayments of investment
     securities available-for-sale                                              7,775      10,072
   Purchase of property and equipment                                            (336)       (793)
   Purchase of FHLB Stock                                                        (604)     (1,234)
   Loan originations, net of principal repayments                             (13,687)     (6,891)
   Purchase of loans                                                             (811)          -
   Cash consideration paid to acquire First Bank of Central Jersey                  -      (2,269)
   Cash and equivalents acquired from First Bank of Central Jersey                  -       7,773
                                                                             --------    --------
         Net cash used in investing activities                                (58,077)    (36,803)
                                                                             --------    --------
Financing activities
   Net increase in deposits                                                    21,936      18,731
   Net advances from (repayments to) FHLB                                      12,079      15,646
   Increase in advance payments by borrowers
     for taxes and insurance                                                      106          35
   Decrease in stock subscriptions payable                                    (38,322)          -
   Net proceeds from issuance of common stock                                  69,262           -
   Purchase of common stock for ESOP                                           (5,628)          -
   Purchase of treasury stock for the RSP Plan                                   (759)          -
                                                                             --------    --------
         Net cash provided by financing activities                             58,674      34,412
                                                                             --------    --------
         Net increase in cash and cash equivalents                              4,338      (1,377)
Cash and cash equivalents at beginning of year                                  7,292       7,886
                                                                             --------    --------
Cash and cash equivalents at end of year                                     $ 11,630    $  6,509
                                                                             ========    ========
Supplemental disclosure of cash flow information
   Cash paid during the year for income taxes                                $    925    $    435
                                                                             ========    ========
Interest paid on deposits and borrowed funds                                 $  2,714    $  2,668
                                                                             ========    ========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. BASIS OF FINANCIAL STATEMENT PRESENTATION

The  accounting   policies  followed  by  Synergy  Financial  Group,  Inc.  (the
"Company") conforms to accounting principles generally accepted in the United States of America and to predominant practice within the banking industry.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Synergy Bank, Synergy Financial Services, Inc.and Synergy Capital Investments, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2. REORGANIZATION AND STOCK CONVERSION

          The Company completed its second-step conversion from the mutual holding company form of organization to a full stock corporation (the "Conversion"). on January 20, 2004. Upon closing, Synergy, MHC and the former Mid-Tier Stock Holding Company were eliminated.

         The Company sold 7,035,918 shares of its common stock in the Conversion at $10.00 per share. In addition, each share of common stock held by the public stockholders of its former Mid-Tier Stock Holding Company were converted into
3.7231 shares of common stock of the Company, resulting in an aggregate of 5,416,180 exchange shares. Cash was issued in lieu of fractional shares. Accordingly, the Company now has 12,452,098 total shares outstanding following the Conversion, which was the adjusted maximum of the estimated valuation range.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


3. EARNINGS PER SHARE

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

The computation of both basic and diluted earnings per share includes the ESOP shares previously allocated to participants and shares committed to be released for the allocation to participants and RSP shares which have vested or have been allocated to participants. ESOP and RSP shares that have been purchased but not committed to be released have not been considered in computing basic and diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2004 (dollars in thousands, except per share data):

                                                                      Weighted
                                                        Income     average shares        Per
                                                    (numerator)     (denominator)    share amount
                                                    -----------     -------------    ------------
    Basic earnings per share
       Income available to common stockholders         $   1,005      10,086,963      $    0.10
       Effect of dilutive common stock equivalents                       226,026              -
                                                       ---------      ----------      ---------
    Diluted earnings per share
    Income available to common stockholders            $   1,005      10,312,989      $    0.10
                                                       =========      ==========      =========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2003 (dollars in thousands, except per share data):

                                                                      Weighted
                                                        Income     average shares        Per
                                                    (numerator)     (denominator)    share amount
                                                    -----------     -------------    ------------
    Basic earnings per share
       Income available to common stockholders        $     836        3,233,206       $    0.26
       Effect of dilutive common stock equivalents                             -               -
                                                      ---------       ----------       ---------

    Diluted earnings per share
    Income available to common stockholders           $     836        3,233,206       $   0.26
                                                      ==========    ============       =========

4. STOCK-BASED COMPENSATION

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

Had an expense for the Company's stock option plan been determined based on the fair value at the grant date for the Company's stock options consistent with the method outlined in SFAS No. 123, the Company's net income and earnings per share for all expenses related to stock options and stock granted in its restricted stock plan would have been reduced to the pro forma amounts that follow (in thousands, except per share data):

                                                                For the quarter ended
                                                           March 31, 2004      March 31, 2003
                                                           --------------      --------------
Net income, as reported                                      $   1,005           $     836
Add expense recognized for the restricted stock plan,
   net of related tax effect                                        36                   -
Less total stock option and restricted stock plan expense,
   determined under the fair value method,
   net of related tax effect                                       (84)                  -
                                                             ---------           ---------

Net income, pro forma                                        $     957           $     836
                                                             =========           =========

Basic earnings per share
   As reported                                               $    0.10           $    0.26
   Pro forma                                                 $    0.09           $    0.26
Diluted earnings per share
   As reported                                               $    0.10           $    0.26
   Pro forma                                                 $    0.09           $    0.26

                 SYNERGY FINANCIAL GROUP, INC. AND AUDSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options price model with the following weighted average assumptions used for grants in 2003: dividend yield of 0.00%; expected volatility of 29.44 %; risk-free interest rate of 3.01%; and expected life of five years.

The Company has established an Employee Stock Ownership Plan (ESOP) covering eligible employees with one year of service, as defined by the ESOP. The Company accounts for the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 93-6, Employers' Accounting for Employee Stock Ownership Plans. SOP No. 93-6 addresses the accounting for shares of stock issued to employees by an ESOP. SOP No. 93-6 requires that the employer record compensation expense in the amount equal to the fair value of shares committed to be released from the ESOP to employees.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on the Company's consolidated financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity (VIE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support

                 SYNERGY FINANCIAL GROUP, INC. AND AUDSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

from other parties. For public companies, the consolidation requirements of FIN 46 applied immediately to interest entities created after September 15, 2003. In December 2003, the FASB issued FIN 46R with respect to VIEs, which among other things revised the implementation date for small business filers to the first fiscal year or interim period ending after December 15, 2004, with the exception of Special Purpose Entities (SPEs). The Bank currently has no SPEs. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Bank.


6. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities available for sale and held to maturity are as follows (in thousands):

                                       March 31, 2004 (unaudited)
                                ------------------------------------------
                                            Gross      Gross
                               Amortized  unrealized unrealized    Fair
                                  cost       gains     losses      value
                                --------   --------   --------    --------

Available-for-sale
   U.S. government obligations $ 3,518 $ 10 $ (23) $ 3,505 Mortgage-backed securities
      FHLMC                        87,134        407       (156)     87,385
      FNMA                         62,818        439       (213)     63,044
   Equity securities                1,028          6        (32)      1,002
                                 --------   --------   --------    --------

             Total               $154,498   $    862   $   (424)   $154,936
                                 ========   ========   ========    ========


                                       March 31, 2004 (unaudited)
                                ------------------------------------------
                                            Gross      Gross
                               Amortized  unrealized unrealized    Fair
                                  cost       gains     losses      value
                                --------   --------   --------    --------

Held-to-maturity
   Mortgage-backed securities
      FHLMC                     $ 17,354   $     54   $    (55)   $ 17,353
      FNMA                        20,923        156        (53)     21,026
      GNMA                         6,552        129          -       6,681
   Other debt securities              10          -          -          10
                                --------   --------   --------    --------

             Total              $ 44,839   $    339   $   (108)   $ 45,070
                                ========   ========   ========    ========

                 SYNERGY FINANCIAL GROUP, INC. AND AUDSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

                                        December 31, 2004 (unaudited)
                                 ------------------------------------------
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
                                 ========   ========   ========    ========


                                        December 31, 2004 (unaudited)
                                 ------------------------------------------
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
                                ========   ========   ========    ========


7. LOANS RECEIVABLE

Major groupings of loans are as follows (in thousands):

                                            March 31,       December 31,
                                              2004              2003
                                           ---------         ---------
Mortgages
   Residential, 1-4 family                 $ 226,619         $ 226,085
   Residential, multi-family                  37,642            33,971
   Non-residential                            60,730            56,694
Automobile                                   115,340           109,277
Commercial                                     8,023             7,838
Credit card                                       61                71
Other loans                                    3,609             3,745
                                           ---------         ---------

                                             452,024           437,681
Deferred loan fees and costs                     169               178
Allowance for loan and lease losses           (3,473)           (3,274)
                                           ---------         ---------

                                           $ 448,720         $ 434,585
                                           =========         =========

                 SYNERGY FINANCIAL GROUP, INC. AND AUDSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

A summary of the activity in the allowance for loan and lease losses is as follows (in thousands):

                                                  Three Months Ended
                                            -------------------------
                                               March 31,    March 31,
                                                 2004          2003
                                              -------       -------

Balance, beginning of period                  $ 3,274       $ 2,231
Provision for loan and lease losses               368           118
Acquisition of First Bank of Central Jersey         -           823
Recoveries                                         91           119
Loans charged-off                                (260)         (378)
                                              -------       -------

Balance, end of period                        $ 3,473       $ 2,913
                                              =======       =======



8. DEPOSITS

Deposits are summarized as follows (in thousands):

                                             March 31,   December 31,
                                               2004          2003
                                             --------      --------

Checking accounts                            $ 49,242      $ 45,259
Interest-bearing checking                       1,213           708
Money market accounts                         151,360       139,121
Savings and club accounts                      71,709        72,061
Certificates accounts                         221,947       216,386
                                             --------      --------
                                             $495,471      $473,535
                                             ========      ========


9. FHLB of New York Advances

   1. Short-term FHLB Advances
      ------------------------

Short-term FHLB Advances generally have maturities of less than one year. The details of these advances are present below (in thousands, except percentages):


                                                At or For the Three Months Ended
                                                --------------------------------
                                                    March 31,     December 31,
                                                       2004            2003
                                                   -----------     -----------

Average balance outstanding                          $39,453         $35,413
Maximum amount outstanding
    at any month-end during the period                44,304          69,300
Balance outstanding at period end                     41,025          38,299
Weighted-average interest rate during the period        1.28%           1.21%
Weighted-average interest rate at period end            1.35%           1.17%

                 SYNERGY FINANCIAL GROUP, INC. AND AUDSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

   2. Long-term FHLB Advances
      -----------------------

At March 31, 2004, long-term advances from the Federal Home Loan Bank (FHLB) totaled $43,927. Advances consist of fixed-rate advances that will mature within one to nine years. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.61%.

As of March 31, 2004 long-term FHLB advances mature as follows (in thousands):

       2004                                           $  6,188
       2005                                              2,739
       2006                                              7,000
       2007                                             13,000
       2008                                             13,000
       Thereafter                                        2,000
                                                      --------

                                                      $ 43,927
                                                      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         Management's discussion and analysis of financial condition and results of operations is intended to provide assistance in understanding our consolidated financial condition and results of operations. The information in this section should be read with the consolidated interim financial statements and the notes thereto included in this Form 10-Q.

         Our results of operations are primarily dependent on our net interest income. Net interest income is a function of the balances of interest earning assets outstanding in any one period, the yields earned on those assets and the interest paid on deposits and borrowed funds that were outstanding in that same period. To a lesser extent, our results of operations are also affected by the relative levels of our other income and other expenses. Our other income consists primarily of fees and service charges and gains (losses) on the sale of loans and investments. The other expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing costs, marketing costs, professional fees, office supplies, telephone and postage costs. Our results of operations are also significantly impacted by the amount of provisions for loan and lease losses which, in turn, are dependent upon, among other things, the size and makeup of the loan portfolio, loan quality and loan trends.


Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21 E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purpose of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially effect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission (the "SEC").

         The Company does not undertake - and specifically disclaims any obligation - to release publicly the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies, Judgments and Estimates

       The accounting and reporting policies of the Company conform with the accounting principals generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

       Allowance for Loan and Lease Losses. The Company considers that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

       Intangible Assets. Intangible assets such as goodwill and the core deposit intangible associated with the January 2003 acquisition of First Bank of Central Jersey are subject to annual impairment tests and, in the case of the core deposit intangible, amortization of the asset through a charge to expense. To the extent the outcome of the impairment tests differ from the carrying value, additional charges to expense could be required to reduce the carrying value, which would adversely impact earnings in future periods.

       Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax assets to the expected realizable amount, thereby impacting earnings.
Comparison of Financial Condition at March 31, 2004 and December 31, 2003

       Assets. Total assets increased $62.0 million, or 9.87%, to $690.7 million at March 31, 2004 from $628.6 million at December 31, 2003. The increase in total assets resulted primarily from the investment of recently raised capital in investment securities and loans.

       The Company increased investment securities and cash and cash equivalents by $42.8 million or 27.25%, and $4.3 million or 59.49%, respectively. The increase in investment securities reflects $53.0 million in purchases offset by $10.2 million in maturities and principal repayments, as well as premium amortization. Investment purchases were exclusively federal agency issued mortgage-backed securities.

       During the first quarter of 2004, net loans receivable increased by $14.1 million or 3.25%. The automobile loan, non-residential and multi-family mortgage loan portfolios increased by $6.1 million, $4.0 million and $3.7 million, respectively. Residential, 1-4 family, mortgage loans and commercial loans accounted for the remainder of the increase. Auto loans increased due to our alliance with an internet-based lending referral agent. Non-residential and multi-family mortgage loans increased due to our continued emphasis on these credits to diversify the loan portfolio and manage the Company's exposure to risk posed by a potential increase in interest rates.

       Liabilities. Total liabilities decreased $2.6 million, or 0.44%, to $585.1 million at March 31, 2004 from $587.7 million at December 31, 2003. The decline in total liabilities resulted primarily from the elimination of $38.3 million in stock subscriptions payable, offset by an increase of $21.9 million, or 4.63%, in deposits and a $12.1 million or 16.58% increase in FHLB advances. The balance of the change is attributable to a $1.6 million increase in other liabilities, which represented an amount payable related to the purchase of an undelivered investment security.

       The majority of the deposit growth consisted of an increase in money market deposit accounts of $12.2 million. This is primarily the result of the promotion of this type of account.

       The increase in FHLB advances was to fund both the purchase of investment securities and the origination of loans during this period. It is projected that the deposit flow from existing and new branches will be used to fund our loan demand and pay down the FHLB advances.

       Equity. Total equity increased $64.6 million or 157.91% to $105.6 million at March 31, 2004 from $40.9 million at December 31, 2003. The increase in equity is largely attributable to $69.2 million in net proceeds from the completion of a second step stock conversion on January 20, 2004 . This transaction resulted in an increase to common stock and additional paid-in-capital of $911,000 and $68.4 million, respectively. This was offset by an increase in unearned ESOP shares of $5.5 million as a result of the transaction.

       The increase in equity also reflects $1.0 million in net income for the three months ended March 31, 2004 and an increase in accumulated other comprehensive income net of tax effect of $425,000, offset by an increase in treasury stock repurchased for the restricted stock plan of $759,000.

Average Balance Sheet. The following table sets forth certain information for the three months ended March 31, 2004 and 2003. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan and lease losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                        For the Three Months Ended March 31,
                                                    -----------------------------------------------------------------------------
                                                                   2004                                     2003
                                                    ------------------------------------     ------------------------------------
                                                     Average                  Average        Average                   Average
                                                     Balance     Interest    Yield/Cost      Balance      Interest    Yield/Cost
                                                     -------     --------    ----------      -------      --------    ----------
Interest-earning assets:
 Loans receivable, net(1)                           $442,045      $6,716        6.08%        $336,434      $6,267        7.45%
 Securities(2)                                       174,772       1,511        3.46          117,853       1,197        4.06
Other interest-earning assets(3)                       3,702          21        2.27            6,988          44        2.52
                                                    --------      ------                     --------      ------
     Total interest-earning assets                   620,519       8,248        5.32          461,275       7,508        6.51
Non-interest-earning assets                           35,858                                   26,870
                                                    --------                                 --------
     Total assets                                   $656,377                                 $488,145
                                                    ========                                 ========
Interest-bearing liabilities:
 Checking accounts                                  $ 44,874      $    2        0.02         $ 50,734      $    2        0.02
 Savings and club accounts                            70,031          87        0.50           69,767         183        1.05
 Money market accounts                               145,121         605        1.67           54,250         238        1.75
 Certificates of deposit                             217,417       1,401        2.58          227,409       1,835        3.23
 FHLB advances                                        68,158         453        2.66           47,774         416        3.48
Stock subscriptions payable                           23,207          23        0.40                -           -           -
                                                                  ------                                   ------
     Total interest-bearing liabilities              568,808       2,571        1.81          449,934       2,674        2.38
                                                                  ------                                   ------
Non-interest-bearing liabilities                       3,193                                    6,853
                                                    --------                                 --------
     Total liabilities                               572,001                                  456,787
Stockholders' equity                                  84,376                                   31,358
                                                    --------                                 --------
     Total liabilities and stockholders' equity     $656,377                                 $488,145
                                                    ========                                 ========
Net interest income                                               $5,677                                   $4,834
Interest rate spread(4)                                                          3.51%                                   4.13%
                                                                               ======                                  ======
Net yield on interest-earning assets(5)                                          3.66%                                   4.19%
                                                                               ======                                  ======
Ratio of average interest-earning assets to
   average interest-bearning liabilities                                       109.09%                                 102.52%
                                                                               ======                                  ======

-------------------------------
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3) Includes FHLB stock at cost and term deposits with other financial institutions.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for Three Months Ended March 31, 2004 and 2003

         Net Income. Net income increased by $169,000 to $1.0 million for the three months ended March 31, 2004 compared to $836,000 for the same period in 2003, a 20.22% increase. The increase was attributable primarily to a $843,000 increase in net interest income and a $290,000 increase in other income, offset by a $250,000 increase in the provisions for loan and lease losses, a $542,000 increase in other expenses and a $172,000 increase in income tax expense as a result of higher earnings.

         Net Interest Income. Net interest income grew $843,000, or 17.44%, for the three months ended March 31, 2004 compared to the same period in 2003. Total interest income increased by $740,000, to $8.2 million, for the three months ended March 31, 2004, while total interest expense declined by $103,000 to approximately $2.6 million, for the three months ended March 31, 2004.

         The 9.86% increase in total interest income was primarily due to a $159.2 million, or 34.52%, increase in the average balance of interest-earning assets, offset by a 119 basis point decrease in the average yield earned on these investments. The increase in interest-earning assets was a direct result of management's growth strategy. The decrease in the average yield was primarily attributable to lower market interest rates.

         The 3.85% decrease in total interest expense resulted primarily from a 57 basis point decrease in the average cost of funds offset by an 26.42% increase in the average balance of interest-bearing liabilities . The decrease in the average cost of interest-bearing liabilities was primarily attributable to pricing strategies and lower market interest rates. The majority of the increase in the average balance of interest-bearing liabilities for the 2004 period was comprised of a $90.9 million or 167.50% increase in the average balance of money market accounts and a $20.4 million, or 42.67%, increase in the average balance of advances from the Federal Home Loan Bank.

         Provision for Loan and Lease Losses. We maintain an allowance for loan and lease losses through provisions for loan and lease losses that are charged to earnings. The provision is made to adjust the total allowance for loan and lease losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. In estimating the known and inherent loan losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as an internal analysis of credit quality, general levels of loan delinquencies, collateral values, the bank's historical loan and lease loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan and lease losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan and lease loss experience, and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's estimation did not change either in estimation methods or assumptions during either period.

         The provision for loan and lease losses increased by $250,000, or 211.86%, to $368,000 for the three months ended March 31, 2004 from $118,000 for the same period in 2003. Total charge-offs amounted to $260,000 and recoveries amounted to $91,000 for a net charge-off amount of $169,000 for the three months ended March 31, 2004. This represents a decrease in net charge-offs of $90,000 over the same period in 2003.

         Other Income. Other income increased $290,000 or 75.92%, to $672,000 for the three months ended March 31, 2004 compared to $382,000 for the same period in 2003. The increase is primarily attributable to higher fees and an increase in other income (primarily late charges and the value of the bank-owned life insurance policy), which increased $173,000 and $137,000, respectively, offset by a $20,000 decrease in commissions.

         Other Expenses. Other expenses increased $542,000 or 14.26% to $4.3 million for the three months ended March 31, 2004 compared to $3.8 million for the same period in 2003. The increase was primarily attributable to a $393,000 or 21.11% increase in compensation expense, specifically the Company's 2003 Restricted Stock Plan, its Employee Stock Ownership Plan and customary employee merit increases, and an increase in premises and equipment expenditures of $216,000, or 27.24%, offset by a $64,000 decrease in occupancy and professional service expenses.

         Income Tax Expense. Income tax expense increased by $172,000, or 34.96%, during the three- months ended March 31, 2004 as compared to the same period in 2003, reflecting higher taxable income for the 2004 period.

Liquidity

       The Bank maintains liquid assets at levels we consider adequate to meet liquidity needs. The liquidity of the Bank reflects its ability to provide funds to meet loan requests, accommodate possible outflows in deposits, fund current and planned expenditures and take advantage of interest rate market opportunities in connection with asset and liability management objectives. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of earning assets with specific types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature and mix of the bank's sources and uses of funds.

       The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, the Bank invests excess funds in overnight federal funds investments, which provide liquidity. Our cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $11.6 million at March 31, 2004. To a lesser extent, the earnings and funds provided from our operating activities are a source of liquidity.

       Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. If we require funds beyond our ability to generate them internally, we have the ability to obtain advances from the FHLB of New York, which provides an additional source of funds. At March 31, 2004, the Bank's borrowing limit with the FHLB of New York was $156.2 million. At March 31, 2004, Bank had $84.9 million of borrowings outstanding.

       Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor are we aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of March 31, 2004 was $46.2 million, excluding commitments on unused lines of credit, which totaled $23.1 million.

       Management intends to grow the Bank's branch network either through opening or acquiring branch offices. We currently plan to open four additional new branch locations over the next four years. We also intend to actively consider the acquisition of local financial institutions as part of expanding our banking operations. We do not, however, have any current understandings, agreements or arrangements for the expansion of our business, other than opening new branch office locations.

The following table discloses our contractual obligations as of March 31, 2004:

                                  Total   Less Than 1-3 Years 4-5 Years    After
                                           1 Year                        5 Years
                                 -------  --------- --------- ---------  -------

FHLB advances (1)                $84,952   $47,213   $24,739   $13,000   $     -
Rental under operating leases      4,714       423     1,608       470     2,213
                                 -------   -------   -------   -------   -------
Total                            $89,666   $47,636   $26,347   $13,470   $ 2,213
                                 =======   =======   =======   =======   =======

----------------
(1) At March 31, 2004, we had $84.9 million of borrowings outstanding with the FHLB. At March 31, 2004, our borrowing limit with the FHLB was $156.2 million.

     The following table discloses our commercial commitments as of March 31, 2004:

                                     Total   Less Than  1-3 Years 4-5 Years  After
                                             1 Year                         5 Years
                                    -------  ---------  --------- --------- -------

Lines of Credit (1)                 $23,000   $    95   $   350   $   205   $22,350
Other commitments to extend credit   46,000    46,000         -         -         -
                                    -------   -------   -------   -------   -------
Total                               $69,000   $46,095   $   350   $   205   $22,350
                                    =======   =======   =======   =======   =======

----------------
(1)  Represents amounts committed to customers.

Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On March 31, 2004, the Bank was in compliance with all of its regulatory capital requirements. The following table sets forth the Bank's capital position and relativity to regulatory requirements as of March 31, 2004:

                                                                  OTS Requirements
                                     -------------------------------------------------------------------------
                                                                                             Regulatory
                                                                      Minimum           for classification as
                                            Bank actual           capital adequacy        well-capitalized
                                            -----------           ----------------        ----------------
                                        Amount       Ratio       Amount      Ratio       Amount       Ratio
                                        ------       -----       ------      -----       ------       -----
Total risk-based capital (to           $89,399      20.59%      $34,730      8.00%      $43,412      10.00%
   risk-weighted assets)
Tier 1 capital (to risk-weighted        85,926      19.79%        N/A         N/A        26,047       6.00%
   assets)
Tier 1 capital (to adjusted total       85,926      12.67%       27,120      4.00%       33,900       5.00%
   assets)
Tangible capital (to adjusted total     85,926      12.67%       10,170      1.50%        N/A          N/A
   assets)


Impact of Inflation and Changes Prices

         The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations, primarily those at the Bank. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are financial. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

Qualitative Analysis. Because the majority of our interest-earning assets and interest-bearing liabilities are sensitive to changes in interest rates, a significant form of market risk for the Bank is interest rate risk, or changes in interest rates. We are vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. Our assets include long-term, fixed loans and investments, while our primary sources of funds are deposits and borrowings with substantially shorter maturities. Although having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, this type of asset/liability mismatch is generally detrimental during periods of rising interest rates.

The Board of Directors has established an Asset and Liability Management and Budget Committee that consists of Directors Scott (Chairman), De Perez, Fiore, LaCorte and Stender. The Committee meets quarterly with management to review current investments: average lives, durations and repricing frequencies of loans and securities; loan and deposit pricing and production volumes and alternative funding sources; interest rate risk analysis; liquidity and borrowing needs; and a variety of other assets and liability management topics. The executive session of the Committee is held monthly with Director Fiore presiding and senior management in attendance. The results of the quarterly and monthly meetings of the Committee are reported to the full Board at its regular meetings. In addition, the Committee generally meets during October and November each year with the goal of developing an annual business and operating plan for presentation to the full Board.

To reduce the effect of interest rate changes on net interest income, the Bank has adopted various strategies to enable it to improve the matching of interest-earning asset maturities to interest-bearing liability maturities. The main elements of these strategies include seeking to:

o originate loans with adjustable-rate features or fixed rate loans with short maturities, such as home equity and consumer loans;

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

Quantitative  Analysis.  Management  actively  monitors its  interest  rate risk
exposure.   The  Bank's   objective  is  to  maintain  a  consistent   level  of
profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Bank uses the Office of Thrift Supervision ("OTS") Net Portfolio Value (NPV) Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset and Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and the net portfolio value are potentially affected by a 100 to 300 basis point (1/100th of a percentage point) upward and downward shift (shock) in the Treasury yield curve.

Management of the Company believes that there has not been a material adverse change in market risk during the three months ended March 31, 2004.

Item 4. Controls and Procedures

         Evaluation  of  disclosure  controls  and  procedures.  Based  on their
         -----------------------------------------------------
evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Changes in internal  controls.  During the quarter under report,  there
         -----------------------------
was no change in the Company's internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at March 31, 2004 that would be expected to have a material effect on the Company's operations or income.

Item 2. Changes in Securities , Use of Proceeds and Issuer Purchases of Equity
        ----------------------------------------------------------------------
        Securities.
        -----------

         Synergy Financial Group, Inc. (the "Company"), the holding company of Synergy Bank and Synergy Financial Services, Inc., completed its second-step conversion from the mutual holding company form of organization to a full stock corporation (the "Conversion") on January 20, 2004. Upon completion of the conversion, Synergy, MHC and the former Mid-Tier Stock Holding Company were eliminated.

         Shares of the Company commenced trading on Wednesday, January 21, 2004 on the Nasdaq National Market. The stock trades under the symbol "SYNF," which is the same symbol formerly used by the Mid-Tier Stock Holding Company on the OTC Bulletin Board.

         The Company's registration statement on Form S-1 (File No. 333-108884) registering its common stock, par value $0.10 per share, was declared effective by the Securities and Exchange Commission on November 12, 2003. The subscription offering commenced on November 20, 2003 and terminated on December 15, 2003. A community offering commenced on December 18, 2003 and terminated on January 7, 2004. The stock sale occurred on January 20, 2004.

         The Company sold 7,035,918 shares of its common stock in the Conversion at $10.00 per share for an aggregate sales price of $70,359,180. In addition, each share of common stock held by the public stockholders of its former Mid-Tier Stock Holding Company were converted into 3.7231 shares of common stock of the Company, resulting in an aggregate of 5,416,180 exchange shares. Cash was issued in lieu of fractional shares. Accordingly, the Company now has 12,452,098 total shares outstanding following the Conversion, which was the adjusted maximum of the estimated valuation range.

         Net proceeds of the offering were $69.2 million, reflecting total offering expenses of approximately $1.2 million, including total underwriter's fees and expenses of $425,000. The net proceeds have been applied as follows:
(i) $58.0 million was used to make a capital contribution to Synergy Bank, for general business purposes, including funding the origination of loans and investments in securities; (ii) $5.6 million was loaned to the Company's employee stock ownership plan cash to enable the plan to buy 8% of the shares sold in the offering; and (iii) $5.6 million was retained by the Company as its initial capitalization to be used for general business purposes which may include investment in securities, repurchasing shares of the Company's common stock, or paying cash dividends. The Company initially has invested the portion of the proceeds retained by it in intermediate term mortgage-backed securities issued by government sponsored enterprises.

                                           ISSUER PURCHASES OF EQUITY SECURITIES

-------------------------------------------------------------------------------------------------------------------
           Period           (a) Total       (b) Average      (c) Total Number of       (d) Maximum Number (or
                            Number of     Price Paid per      Shares (or Units)       Approximate Dollar Value)
                            Shares (or    Share (or Unit)    Purchased as Part of     of Shares (or Units) that
                              Units)                          Publicly Announced     May Yet Be Purchased Under
                            Purchased                         Plans or Programs         the Plans or Programs
-------------------------------------------------------------------------------------------------------------------
January 1-31, 2004                 -               -                     -                     192,428
-------------------------------------------------------------------------------------------------------------------
February 1-29, 2004           45,600           10.64                45,600                     146,828
-------------------------------------------------------------------------------------------------------------------
March 1-31, 2004              26,400           10.37                26,400                     120,428
-------------------------------------------------------------------------------------------------------------------
Total                         72,000           10.53                72,000
-------------------------------------------------------------------------------------------------------------------

---------------
1 On June 3, 2003, Synergy Financial Group Inc. (Company) announced its plans to purchase shares of its common stock in open market transactions for use by the Company's 2003 Restricted Stock Plan.
2    The Company intends to purchase up to 192,428 shares of its common stock.
3    Currently  there is no expiration  date for the repurchase of the Company's stock.
4 There has been no expiration of any plan during the period covered by the table above.
5    The Company has determined not to terminate any plan prior to expiration.

Item 3. Defaults Upon Senior Securities.
        --------------------------------

         None.

Item 4. Submission of Matters to a Vote of SecurityHolders.
        ---------------------------------------------------

         None.

Item 5. Other Information.
        ------------------

         None.


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         a) Exhibits:

               31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
               32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K:

         During the quarter ended March 31, 2004, the Company filed a Report on Form 8-K dated January 20, 2004 to announce the successful completion of the Plan of Conversion and Reorganization by which the Company converted from the mutual holding company form of organization into a full stock company. The Company also filed a Report on Form 8-K dated January 28, 2004 to report consolidated earnings for the year ended December 31, 2003.

                                   SIGNATURES



          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SYNERGY FINANCIAL GROUP, INC.



Date: May 14, 2004                     By: /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/John S. Fiore                                    /s/Ralph A. Fernandez
-------------------------------------               -------------------------------------------------
John S. Fiore                                       Ralph A. Fernandez
President and Chief Executive Officer               Senior Vice President and Chief Financial Officer
(Principal Executive Officer)                       (Principal Financial and Accounting Officer)

Date: May 14, 2004                                   Date: May 14, 2004