Form 10-Q
period 2004-06-30
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2004-08-16
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   June 30, 2004
                                       -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-50467
                                            ---------


                          SYNERGY FINANCIAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                               52-2413926
-------------------------------                     ----------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

310 North Avenue East, Cranford, New Jersey               07016
-------------------------------------------               -----
  (Address of principal executive offices)              (Zip Code)

                                 (800) 693-3838
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X     No
                      ---       ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of August 6, 2004:

$0.10 Par Value Common Stock                   12,452,011
----------------------------                   ----------
        Class                              Shares Outstanding

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                                            Page
------        ---------------------                                                                            ----
Item 1.       Financial Statements

              Consolidated Balance Sheets as of June 30, 2004 (unaudited), and
                  December 31, 2003 (audited).....................................................................1

              Consolidated Statements of Income for the three and six months ended June 30, 2004 and 2003 (unaudited)............................................................................2

              Consolidated Statement of Changes in Stockholders' Equity for the six months ended
                  June 30, 2004 (unaudited).......................................................................3

              Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)............................................................................4

              Notes to Consolidated Financial Statements (unaudited)..............................................5

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................23

Item 4.       Controls and Procedures............................................................................24


PART II       OTHER INFORMATION
-------       -----------------

Item 1.       Legal Proceedings..................................................................................25

Item 2.       Changes in Securities, Use of Proceeds and
                  Issuer Purchases of Equity Securities..........................................................25

Item 3.       Defaults Upon Senior Securities....................................................................25

Item 4.       Submission of Matters to a Vote of Security Holders................................................25

Item 5.       Other Information..................................................................................25

Item 6.       Exhibits and Reports on Form 8-K...................................................................25

Signatures.......................................................................................................27


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                          June 30,    December 31,
                                                            2004          2003
                                                         (unaudited)   (audited)
                                                         -----------   ---------
Assets:
Cash and amounts due from banks                          $   4,228    $   4,481
Interest-bearing deposits with banks                         4,631        2,811
                                                         ---------    ---------
Cash and cash equivalents                                    8,859        7,292
Investment securities available-for-sale,
   at fair value                                           153,350      123,779
Investment securities held-to-maturity (fair
   value of $112,935 and $33,216, respectively)            114,345       33,214
Federal Home Loan Bank of New York
   stock, at cost                                            8,874        3,644
Loans receivable, net                                      486,963      434,585
Accrued interest receivable                                  2,653        2,021
Property and equipment, net                                 17,346       17,620
Cash surrender value of officer life insurance               2,414        2,475
Other assets                                                 5,415        3,988
                                                         ---------    ---------
     Total assets                                        $ 800,219    $ 628,618
                                                         =========    =========

Liabilities:
Deposits                                                 $ 520,202    $ 473,535
Federal Home Loan Bank advances                            171,704       72,873
Advance payments by borrowers
   for taxes and insurance                                   1,769        1,582
Accrued interest payable on advances                           275          119
Stock subscriptions payable                                      -       38,322
Dividend payable                                               461            -
Other liabilities                                            1,383        1,259
                                                         ---------    ---------
     Total liabilities                                     695,794      587,690
                                                         ---------    ---------

Commitments and contingencies                                    -             -

Stockholders' equity:
Preferred stock; $.10 par value, 5,000,000 shares
   authorized; issued and outstanding - none                     -            -
Common stock; $.10 par value, 20,000,000 shares
   authorized; issued June 30, 2004 - 12,452,011,
   December 31, 2003 - 3,344,252                             1,245          334
Additional paid-in-capital                                  83,122       15,008
Retained earnings                                           29,311       27,858
Unearned ESOP shares                                        (6,302)      (1,009)
Unearned RSP compensation                                     (892)      (1,011)
Treasury stock acquired for the RSP                           (454)        (103)
Accumulated other comprehensive
   income (loss), net of taxes                              (1,605)        (149)
                                                         ---------    ---------
     Total stockholders' equity                            104,425       40,928
                                                         ---------    ---------
     Total liabilities and stockholders' equity          $ 800,219    $ 628,618
                                                         =========    =========

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                 For the Three Months         For  the Six Months
                                                                     Ended June 30,               Ended June 30,
                                                                     --------------               --------------
                                                                  2004            2003          2004            2003
                                                              (unaudited)     (unaudited)   (unaudited)     (unaudited)
                                                              -----------     -----------   -----------     -----------
Interest income:
   Loans, including fees                                     $     6,681      $    6,277    $    13,397     $   12,544
   Investment securities                                           1,652           1,078          3,163          2,275
   Other                                                              24              64             45            108
                                                             -----------      ----------    -----------     ----------
     Total interest income                                         8,357           7,419         16,605         14,927
                                                             -----------      ----------    -----------     ----------
Interest expense:
   Deposits                                                        2,191           2,261          4,285          4,597
   Borrowed funds                                                    630             409          1,106            825
                                                             -----------      ----------    -----------     ----------
     Total interest expense                                        2,821           2,670          5,391          5,422
                                                             -----------      ----------    -----------     ----------
     Net interest income before provision for loan losses          5,536           4,749         11,214          9,505
                                                             -----------      ----------    -----------     ----------
Provision for loan losses                                            336             353            704            470
                                                             -----------      ----------    -----------     ----------
     Net interest income after provision for loan losses           5,200           4,396         10,510          9,035
                                                             -----------      ----------    -----------     ----------
Other income:
   Service charges and other fees on deposit accounts                564             421          1,048            732
   Commissions                                                        18              16             33             51
   Other                                                             (69)            215            103            251
                                                             -----------      ----------    -----------     ----------
     Total other income                                              513             652          1,184          1,034
                                                             -----------      ----------    -----------     ----------
Other expenses:
   Salaries and employee benefits                                  2,239           1,827          4,493          3,689
   Premises and equipment                                            906           1,155          1,915          1,948
   Occupancy                                                         473             456            947            964
   Professional services                                             118             118            246            276
   Advertising                                                       186             197            362            358
   Other operating                                                   319             218            590            428
                                                             -----------      ----------    -----------     ----------
     Total other expenses                                          4,241           3,971          8,553          7,663
                                                             -----------      ----------    -----------     ----------
     Income before income tax expense                              1,472           1,077          3,141          2,406
                                                             -----------      ----------    -----------     ----------
Income tax expense                                                   562             350          1,226            843
                                                             -----------      ----------    -----------     ----------
     Net income                                              $       910      $      727    $     1,915     $    1,563
                                                             ===========      ==========    ===========     ==========

Per share of common stock:
   Basic earnings per share                                  $      0.08      $     0.22           0.18     $     0.48
   Diluted earnings per share                                $      0.08      $     0.22    $      0.18     $     0.48

Basic weighted average shares outstanding                     11,494,581       3,234,866     10,575,334      3,233,946
Diluted weighted average shares outstanding                   11,713,264       3,236,289     10,787,136      3,234,668

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 2004
                  (Dollars in thousands, except share amounts)

                                                                                                      Treasury
                                   Common stock                                                         stock   Accumulated
                                   ------------         Additional              Unearned   Unearned    acquired comprehensive
                                 Shares        Par       paid-in-   Retained      ESOP        RSP      for the  income (loss),
                                 issued        value     capital    earnings     shares   compensation   RSP        net       TOTAL
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2004     3,344,252       $334      $15,008     $27,858   $(1,009)    $(1,011)     $(103)   $(149)     $40,928
  Net income                           -          -            -       1,915         -           -          -        -        1,915
  Other comprehensive
    income, net of
    reclassification
    adjustment and taxes               -          -            -           -         -           -          -   (1,456)      (1,456)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                      459
------------------------------------------------------------------------------------------------------------------------------------
    Net proceeds of stock
      offering and
      issuance of common
      stock                    9,107,759        911       68,349           -         -           -          -        -       69,260

    Dividends declared                                                  (462)                                                  (462)

    Common stock acquired
       by ESOP (562,873
       shares)                         -          -            -           -    (5,628)          -          -        -       (5,628)
    Common stock held by
       ESOP committed
       to be released
       (48,812 shares)                 -          -          173           -       335           -          -        -          508
    Compensation
      recognized under
      RSP Plan                                    -            -           -         -         119          -        -          119
    Common stock
      repurchased
      for RSP Plan
      (90,614 shares)                                                                                    (759)                 (759)

    Common stock awarded
      by RSP (41,573 shares)                                (408)                                         408                     0

BALANCE AT JUNE 30, 2004      12,452,011     $1,245      $83,122     $29,311   $(6,302)    $  (892)     $(454) $(1,605)    $104,425
====================================================================================================================================

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                           2004        2003
                                                                        (unaudited) (unaudited)
                                                                        -----------------------
Operating activities
   Net income                                                           $   1,915    $   1,563
Adjustments to reconcile net income to net cash
         provided by operating activities
   Depreciation and amortization                                              730          755
   Provision for loan losses                                                  704          470
   Deferred income taxes                                                     (836)          48
   Amortization of deferred loan fees                                           4           30
   Amortization of premiums on investment securities                          772          747
   Release of ESOP shares                                                     335          113
   Compensation under RSP plan                                                119           60
   Increase in accrued interest receivable                                   (632)        (375)
   Increase in other assets                                                  (591)      (1,770)
   Increase (decrease) in other liabilities                                   124         (171)
   Decrease (increase) in cash surrender value of officer life insurance       61         (140)
   Increase (decrease) in accrued interest payable on advances                156          (49)
                                                                        ---------    ---------
Net cash provided by operating activities                                   2,861        1,281
                                                                        ---------    ---------
Investing activities
   Purchase of investment securities held-to-maturity                     (86,110)     (10,650)
   Purchase of investment securities available-for-sale                   (58,664)     (67,661)
   Purchase and principal repayments of investment
     securities held-to-maturity                                            4,778        9,422
   Maturity and principal repayments of investment
     securities available-for-sale                                         27,065       22,748
   Purchase of property and equipment                                        (456)        (934)
   Purchase of FHLB Stock                                                  (5,230)      (1,904)
   Loan originations, net of principal repayments                         (32,970)     (34,649)
   Purchase of loans                                                      (20,115)           -
   Cash consideration paid to acquire First Bank of Central Jersey              -       (2,269)
   Cash and equivalents acquired from First Bank of Central Jersey              -        7,773
                                                                        ---------    ---------
         Net cash used in investing activities                           (171,702)     (78,124)
                                                                        ---------    ---------
Financing activities
   Net increase in deposits                                                46,667       37,019
   Net advances from FHLB                                                  98,831       38,746
   Increase in advance payments by borrowers
     for taxes and insurance                                                  186          192
   Decrease in stock subscriptions payable                                (38,322)           -
   Net proceeds from issuance of common stock                              69,025            -
   Purchase of common stock for ESOP                                       (5,628)           -
   Purchase of treasury stock for the RSP Plan                               (759)        (103)
   Award of RSP stock                                                         408            -
                                                                        ---------    ---------
         Net cash provided by financing activities                        170,408       75,854
                                                                        ---------    ---------
         Net increase (decrease) in cash and cash equivalents               1,567         (989)
Cash and cash equivalents at beginning of year                              7,292        7,886
                                                                        ---------    ---------
Cash and cash equivalents at end of year                                $   8,859    $   6,897
                                                                        =========    =========
Supplemental disclosure of cash flow information
   Cash paid during the year for income taxes                           $   1,095    $     907
                                                                        =========    =========
Interest paid on deposits and borrowed funds                            $   6,654    $   5,130
                                                                        =========    =========

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. BASIS OF FINANCIAL STATEMENT PRESENTATION

The  accounting   policies  followed  by  Synergy  Financial  Group,  Inc.  (the
"Company") conform to accounting principles generally accepted in the United States of America and to predominant practice within the banking industry.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Synergy Bank, Synergy Financial Services, Inc. and Synergy Capital Investments, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company sold 7,035,918 shares of its common stock in the Conversion at $10.00 per share. In addition, each share of common stock held by the public stockholders of its former Mid-Tier Stock Holding Company was converted into
3.7231 shares of common stock of the Company, resulting in an aggregate of 5,416,093 exchange shares. Cash was issued in lieu of fractional shares. Accordingly, the Company now has 12,452,011 total shares of common stock outstanding following the Conversion, which was the adjusted maximum of the estimated valuation range.

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

The computation of both basic and diluted earnings per share includes the ESOP shares previously allocated to participants and shares committed to be released for allocation to participants and RSP shares that have vested or have been allocated to participants. ESOP and RSP shares that have been purchased but not committed to be released have not been considered in computing basic and diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended June 30, 2004 (dollars in thousands, except per share data):

                                                                                    Weighted
                                                                Income            average shares          Per share
                                                              (numerator)         (denominator)             amount
                                                              -----------         -------------             ------
    Basic earnings per share:
       Income available to common stockholders                $     910             11,494,581            $    0.08
       Effect of dilutive common stock equivalents                                     218,683                    -
                                                              ---------             ----------            ---------
    Diluted earnings per share:
    Income available to common stockholders                   $     910             11,713,264            $    0.08
                                                              =========             ==========            =========


The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the six months ended June 30, 2004 (dollars in thousands, except per share data):

                                                                                    Weighted
                                                                Income            average shares          Per share
                                                              (numerator)         (denominator)             amount
                                                              -----------         -------------             ------
    Basic earnings per share:
       Income available to common stockholders                $   1,915             10,575,334            $    0.18
       Effect of dilutive common stock equivalents                                     211,802                    -
                                                              ---------             ----------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   1,915             10,787,136            $    0.18
                                                              =========             ==========            =========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended June 30, 2003 (dollars in thousands, except per share data):

                                                                                    Weighted
                                                                Income            average shares          Per share
                                                              (numerator)         (denominator)             amount
                                                              -----------         -------------             ------
    Basic earnings per share:
       Income available to common stockholders                $     727              3,234,866            $   0.22
       Effect of dilutive common stock equivalents                                       1,423                   -
                                                              ---------              ---------            --------
    Diluted earnings per share:
       Income available to common stockholders                $     727              3,236,289            $   0.22
                                                              =========              =========            ========


The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the six months ended June 30, 2003 (dollars in thousands, except per share data):

                                                                                    Weighted
                                                                Income            average shares          Per share
                                                              (numerator)         (denominator)             amount
                                                              -----------         -------------             ------
    Basic earnings per share:
       Income available to common stockholders                $   1,563              3,233,946            $    0.48
       Effect of dilutive common stock equivalents                                         722                    -
                                                              ---------              ---------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   1,563              3,234,668            $    0.48
                                                              =========              =========            =========


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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                                 For the Three Months        For Six Months
                                                                    ended June 30,            ended June 30,
                                                                    --------------            --------------
                                                                   2004        2003           2004        2003
                                                                (unaudited) (unaudited)    (unaudited) (unaudited)
                                                                -----------------------    -----------------------
    Net income, as reported                                     $     910    $     727     $  1,915     $   1,563
    Add expense recognized for the restricted stock plan,
       net of related tax effect                                       36           36           71            36
    Less total stock option and restricted stock plan expense, determined under the fair value method,
       net of related tax effect                                      (84)         (84)        (167)          (84)
                                                                ---------    ---------     --------     ---------
    Net income, pro forma                                       $     862    $     679     $  1,819     $   1,515
                                                                =========    =========     ========     =========

    Basic earnings per share
       As reported                                              $    0.08    $    0.22     $   0.18     $   0.48
       Pro forma                                                $    0.08    $    0.21     $   0.17     $   0.47
    Diluted earnings per share
       As reported                                              $    0.08    $    0.22     $   0.18     $   0.48
       Pro forma                                                $    0.07    $    0.21     $   0.17     $   0.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options price model with the following weighted average assumptions used for grants in 2003: dividend yield of 0.00%; expected volatility of 29.44 %; risk-free interest rate of 3.01%; and, expected life of five years.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

The SEC recently released Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB No. 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB No. 105 is effective for all loan commitments accounted for as derivatives that are entered into after June 30, 2004. The adoption of SAB No. 105 is not expected to have a material effect on the Company's consolidated financial statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

On June 30, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity (VIE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For public companies, the consolidation requirements of FIN 46 applied immediately to interest entities created after September 15, 2003. In December 2003, the FASB issued FIN 46R with respect to VIEs, which among other things revised the implementation date for small business filers to the first fiscal year or interim period ending after December 15, 2004, with the exception of Special Purpose Entities (SPEs). The Bank currently has no SPEs. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Company.

6. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities available for sale and held to maturity are as follows (in thousands):


                                             June 30, 2004 (unaudited)
                                      ------------------------------------------
                                                  Gross      Gross
                                     Amortized  unrealized unrealized    Fair
                                        cost      gains      losses      value
                                      --------   --------   --------    --------
Available-for-sale
   U.S. government obligations        $  3,510   $      2   $    (95)   $  3,417
   Mortgage-backed securities
      FHLMC                             92,182         43     (1,591)     90,634
      FNMA                              59,152         63       (887)     58,327
   Equity securities                     1,029          3        (60)        972
                                      --------   --------   --------    --------
             Total                    $155,873   $    111   $ (2,634)   $153,350
                                      ========   ========   ========    ========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                             June 30, 2004 (unaudited)
                                      ------------------------------------------
                                                  Gross      Gross
                                     Amortized  unrealized unrealized    Fair
                                        cost      gains      losses      value
                                      --------   --------   --------    --------
Held-to-maturity
   Mortgage-backed securities
      FHLMC                           $ 44,833   $      3   $   (892)   $ 43,944
      FNMA                              63,843         29       (548)     63,324
      GNMA                               5,659         49        (51)      5,657
   Other debt securities                    10          -          -          10
                                      --------   --------   --------    --------
             Total                    $114,345   $     81   $ (1,492)   $112,935
                                      ========   ========   ========    ========


                                                December 31, 2003
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
                                      ========   ========   ========    ========


                                                  December 31, 2003
                                      ------------------------------------------
                                                  Gross      Gross
                                     Amortized  unrealized unrealized    Fair
                                        cost      gains      losses      value
                                      --------   --------   --------    --------
Held-to-maturity
   Mortgage-backed securities
      FHLMC                            $ 5,623   $    20     $   (84)   $ 5,559
      FNMA                              20,285        69         (98)    20,256
      GNMA                               7,296        95           -      7,391
   Other debt securities                    10         -           -         10
                                       -------   -------     -------    -------
             Total                     $33,214   $   184     $  (182)   $33,216
                                       =======   =======     =======    =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

7. LOANS RECEIVABLE

Major groupings of loans are as follows (in thousands):

                                            June 30,        December 31,
                                             2004              2003
                                           ---------         ---------
Mortgages
   Residential, 1-4 family                 $ 237,208         $ 226,085
   Residential, multi-family                  43,711            33,971
   Non-residential                            77,106            56,694
Automobile                                   119,958           109,277
Commercial                                     8,851             7,838
Credit card                                       54                71
Other loans                                    3,644             3,745
                                           ---------         ---------

Loans receivable                             490,532           437,681
Deferred loan fees and costs                     232               178
Allowance for loan and lease losses           (3,801)           (3,274)
                                           ---------         ---------
Loans receivable, net                      $ 486,963         $ 434,585
                                           =========         =========


A summary of the activity in the allowance for loan and lease losses is as follows (in thousands):

                                                  Six Months Ended
                                              -----------------------
                                               June 30,       June 30,
                                                2004           2003
                                              -------        -------

Balance, beginning of period                  $ 3,274        $ 2,231
Provision for loan and lease losses               704            470
Acquisition of First Bank of Central Jersey         -            824
Recoveries                                        208            219
Loans charged-off                                (385)          (774)
                                              -------        -------

Balance, end of period                        $ 3,801        $ 2,970
                                              =======        =======


8. DEPOSITS

Deposits are summarized as follows (in thousands):

                                       June 30,           December 31,
                                        2004                 2003
                                      --------             --------

Checking accounts                     $ 57,888             $ 45,259
Interest-bearing checking                  457                  708
Money market accounts                  166,879              139,121
Savings and club accounts               73,390               72,061
Certificates accounts                  221,588              216,386
                                      --------             --------
                                      $520,202             $473,535
                                      ========             ========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

9. Federal Home Loan Bank ("FHLB") of New York Advances

1. Short-term FHLB Advances
   ------------------------

Short-term  FHLB advances  generally have  maturities of less than one year. The
details  of  these   advances  are  presented   below  (in   thousands,   except
percentages):

                                                  At or For the Six Months Ended
                                                  ------------------------------
                                                       June 30,     December 31,
                                                         2004            2003
                                                       --------     ------------

Average balance outstanding                          $    37,351     $    35,413
Maximum amount outstanding
    at any month-end during the period                    48,975          69,300
Balance outstanding at period end                         27,200          38,299
Weighted-average interest rate during the period           1.26%           1.21%
Weighted-average interest rate at period end               1.43%           1.17%


2. Long-term FHLB Advances
   -----------------------

At June 30, 2004, long-term advances from the FHLB totaled $144,504. Advances consist of fixed-rate advances that will mature within one to nine years. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 2.96%.

As of June 30, 2004 long-term FHLB advances mature as follows (in thousands):

       2004                                                       $    14,214
       2005                                                            23,839
       2006                                                            32,650
       2007                                                            38,000
       2008                                                            28,800
       Thereafter                                                       7,000
                                                                  -----------

                                                                  $   144,504
                                                                  ===========

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

       Allowance for Loan and Lease Losses. The Company recognizes that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

       Intangible Assets. Intangible assets, such as goodwill and the core deposit intangible associated with the January 2003 acquisition of First Bank of Central Jersey, are subject to annual impairment tests and, in the case of the core deposit intangible, amortization of the asset through a charge to expense. To the extent the outcome of the impairment tests differ from the carrying value, additional charges to expense could be required to reduce the carrying value, which would adversely impact earnings in future periods.

       Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax assets to the expected realizable amount, thereby impacting earnings.
Comparison of Financial Condition at June 30, 2004 and December 31, 2003

       Assets. Total assets reached $800.2 million on June 30, 2004, an increase of 27.3 %, or $171.6 million, from $628.6 million on December 31, 2003. This growth is attributable to increases in the investment securities and loan portfolios during the six month period.

       Between December 31, 2003 and June 30, 2004, investment securities increased $110.7 million, or 70.5 %, from $157.0 million to $267.7 million. This increase primarily reflects $144.8 million in purchases offset by $31.8 million in maturities and principal repayments, along with $772,000 in premium amortization. Additionally, there was a $1.5 million increase in the unrealized market value loss associated with investment securities designated available-for-sale. At the end of the six-month period ended June 30, 2004, the Company purchased $50.0 million of investment securities funded with FHLB of New York long-term advances. This purchase consisted of federal agency mortgage-backed securities with a weighted average yield of 4.64%. The yield, net of the cost of funding, was 1.65%, with a net duration of 1.6 years. Investment securities purchased during the six-month period were exclusively federal agency issued mortgage-backed securities.

         Net loans increased 12.1 %, or $52.4 million, to $487.0 million at June 30, 2004, from $434.6 million at December 31, 2003. This growth includes $33.0 million in originations, net of principal repayments, and $20.1 million in purchases, offset by amortization of the premium on purchased loans and an increase in provisions for loan and lease losses. The majority of purchased loans were in our market area. The most significant growth during the six months ended June 30, 2004 was in non-residential and multi-family mortgage loans of $30.2 million, or 33.3 %.

         On June 30, 2004, $490.8 million in total loans were comprised of 26.5% in single-family real estate loans, 21.6 % in home equity loans, 24.4 % in non-residential and multi-family mortgage loans, 25.2 % in consumer loans and
1.8 % in commercial loans. At the end of the second quarter of 2004, Synergy Bank expanded its lending product line to include commercial and industrial loans via the addition of two experienced lenders who were previously employed by a local commercial bank. As a result, the Company expects to experience an increase in this loan category in future periods.

         The allowance for loan and lease losses was $3.8 million, or 0.77 % of total loans, at June 30, 2004 as compared to $3.3 million, or 0.75 % of total loans, at December 31, 2003. This reflects a provision for loan and lease losses of $704,000 for the six month period, offset by net charge-offs of $177,000. Non-performing assets to total assets was unchanged, at 0.06 %, at June 30, 2004 and December 31, 2003.

         Liabilities. Total liabilities increased $108.1 million, or 18.4 %, to $695.8 million at June 30, 2004 from $587.7 million at December 31, 2003. The increase in total liabilities resulted primarily from an increase of $46.7 million, or 9.9 %, in deposits and a $98.8 million, or 135.6 %, increase in FHLB advances, offset by the elimination of $38.3 million in stock subscriptions payable. The balance of the change is attributable to increases associated with escrow payments for taxes and insurance, accrued interest payable and the establishment of an obligation as a result of the June 22, 2004 dividend declaration.

         Deposits reached $520.2 million at June 30, 2004, an increase of $46.7 million, or 9.9 %, from the $473.5 million reported at December 31, 2003. Core deposits, consisting of checking, savings and money market accounts, represented
57.4 % of total deposits at June 30, 2004, up from 54.3 % at December 31, 2003. The majority of deposit growth consisted of an increase in money market deposit accounts of $27.8 million or 20.0 % for the six months ended June 30, 2004. This is primarily the result of successful promotion of this account type.

         The increase in FHLB of New York advances was to fund both the purchase of investment securities and the origination of loans during this period. A significant portion of the increase was attributable to the funding of $50.0 million in investment securities purchased at the close of the six-month period. These funds had a weighted average cost of 2.98 %. It is projected that the deposit flow from existing and new branches will be used to fund the Bank's loan demand and pay down the balance of FHLB advances.

         Equity. Stockholders' equity totaled $104.4 million on June 30, 2004, an increase of 155.3 %, or $63.5 million, from $40.9 million on December 31, 2003. The increase in stockholders' equity is largely attributable to $69.2 million in net proceeds from the completion of a second-step stock conversion on January 20, 2004 and $1.9 million in earnings for the six-month period ended June 30, 2004. This was chiefly offset by a $5.3 million increase in unearned Employee Stock Ownership Plan shares, and a decrease in accumulated other comprehensive income, net of tax effect, of $1.5 million. Additionally, there was a $462,000 reduction in retained earnings to reflect the June 22, 2004 declaration of a quarterly cash dividend of $0.04 per common share by the Company's Board of Directors, payable on July 16, 2004 to stockholders of record on July 8, 2004.

Average Balance Sheet. The following table sets forth certain information for the three months ended June 30, 2004 and 2003. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan and lease losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                        ------------------------------------------------------------------
                                                                      For the Three Months Ended June 30,
                                                        ------------------------------------------------------------------
                                                                    2004                              2003
                                                        ------------------------------------------------------------------
                                                         Average             Average                             Average
                                                         Balance  Interest  Yield/Cost    Balance   Interest    Yield/Cost
                                                         -------  --------  ----------    -------   --------    ----------
Interest-earning assets:
 Loans receivable, net(1)                               $459,960   $6,681     5.81%      $358,145   $6,277           7.01%
 Securities(2)                                           211,795    1,652     3.12        138,821    1,078           3.11
 Other interest-earning assets(3)                         10,809       24     0.89          4,153       64           6.16
                                                        --------   ------                --------   ------
     Total interest-earning assets                       682,564    8,357     4.90        501,119    7,419           5.92
Non-interest-earning assets                               29,114                           28,539
                                                        --------                         --------
     Total assets                                       $711,678                         $529,658
                                                        ========                         ========
Interest-bearing liabilities:
 Checking accounts                                       $51,018       $2     0.02        $51,776      $52           0.40
 Savings and club accounts                                72,373       90     0.50         73,735      138           0.75
 Money market accounts                                   158,159      672     1.70         63,525      134           0.84
 Certificates of deposit                                 222,589    1,427     2.56        249,763    1,937           3.10
 FHLB advances                                           100,655      630     2.50         56,909      409           2.87
 Stock Subscriptions Payable                                   -        -     0.00              -        -           0.00
                                                        --------   ------                --------   ------
     Total interest-bearing liabilities                  604,794    2,821     1.87        495,708    2,670           2.15
                                                                   ------                           ------
Non-interest-bearing liabilities                           1,696                            1,559
     Total liabilities                                   606,490                          497,267
Stockholders' equity                                     105,188                           32,391
                                                        --------                         --------
     Total liabilities and stockholders' equity         $711,678                         $529,658
                                                        ========                         ========
Net interest income                                                $5,536                           $4,749
Interest rate spread(4)                                                       3.03%                                  3.77%
                                                                            ======                                 ======
Net yield on interest-earning assets(5)                                       3.24%                                  3.79%
                                                                            ======                                 ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                     112.86%                                101.07%
                                                                            ======                                 ======

----------------
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3) Includes FHLB stock at cost and term deposits with other financial institutions.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Average Balance Sheet. (continued) The following table sets forth certain information for the six months ended June 30, 2004 and 2003. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan and lease losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                        ------------------------------------------------------------------
                                                                      For the Six Months Ended June 30,
                                                        ------------------------------------------------------------------
                                                                    2004                              2003
                                                        ------------------------------------------------------------------
                                                        Average             Average                             Average
                                                        Balance  Interest  Yield/Cost    Balance   Interest    Yield/Cost
                                                        -------  --------  ----------    -------   --------    ----------
Interest-earning assets:
 Loans receivable, net(1)                              $451,002   $13,397      5.94%     $347,289   $12,544      7.22%
 Securities(2)                                          193,283     3,163      3.27       128,337     2,275      3.55
 Other interest-earning assets(3)                        10,500        45      0.86         4,711       108      4.59
                                                       --------   -------                --------   -------
     Total interest-earning assets                      654,785    16,605      5.07       480,337    14,927      6.22
Non-interest-earning assets                              29,242                            28,565
                                                       --------                          --------
     Total assets                                      $684,027                          $508,902
                                                       ========                          ========
Interest-bearing liabilities:
 Checking accounts                                      $47,946        $4      0.02       $51,255       $54      0.21
 Savings and club accounts                               71,202       176      0.49        71,751       348      0.97
 Money market accounts                                  151,639     1,277      1.68        58,888       400      1.36
 Certificates of deposit                                220,003     2,828      2.57       238,586     3,795      3.18
 FHLB advances                                           84,407     1,083      2.57        52,341       825      3.15
 Stock Subscriptions Payable                             11,603        23      0.40             -         -      0.00
                                                       --------   -------                --------   -------
     Total interest-bearing liabilities                  86,800     5,391      1.84       472,918     5,422      2.29
                                                                  -------                           -------
Non-interest-bearing liabilities                          2,445                             4,206
                                                       --------                          --------
     Total liabilities                                  589,245                           477,027
Stockholders' equity                                     94,782                            31,875
                                                       --------                          --------
     Total liabilities and stockholders' equity        $684,027                          $508,902
                                                       ========                          ========
Net interest income                                               $11,214                            $9,505
Interest rate spread(4)                                                        3.23%                             3.92%
                                                                             ======                            ======
Net yield on interest-earning assets(5)                                        3.43%                             3.96%
                                                                             ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                      111.59%                           101.59%
                                                                             ======                            ======

-------------
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3) Includes FHLB stock at cost and term deposits with other financial institutions.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets

Comparison of Operating Results for Three Months Ended June 30, 2004 and 2003

         Net Income. Net income increased by $183,000 to $910,000 for the three months ended June 30, 2004 compared to $727,000 for the same period in 2003, a
25.17 % increase. The increase was attributable primarily to a $787,000 increase in net interest income and a $17,000 decrease in the provisions for loan and lease losses, offset by a $139,000 decline in other income, a $270,000 increase in other expenses and a $212,000 increase in income tax expense as a result of higher earnings.

         Net Interest Income. Net interest income grew $787,000, or 16.57%, for the three months ended June 30, 2004 compared to the same period in 2003. Total interest income increased by $938,000 to $8.4 million for the three months ended June 30, 2004, while total interest expense increased by $151,000 to $2.8 million for the three months ended June 30, 2004.

         The 12.64% increase in total interest income was primarily due to a $181.4 million, or 36.2%, increase in the average balance of interest-earning assets, offset by a 102 basis point decrease in the average yield earned on these investments when compared to the same period of the prior year. The increase in interest-earning assets was a direct result of management's growth strategy. The decrease in the average yield was primarily attributable to lower market interest rates, as well as a significant decline in the dividend paid on FHLB of New York stock, particularly as our stock holdings have increased proportionately with the increased level of advances.

         The 5.66% increase in total interest expense resulted primarily from a $109.1 million, or 22.01%, increase in the average balance of interest-bearing liabilities offset by a 29 basis point decrease in the average cost of funds when compared to the same period of the prior year. The decrease in the average cost of interest-bearing liabilities was primarily attributable to pricing strategies and lower market interest rates. The majority of the increase in the average balance of interest-bearing liabilities for the 2004 period was comprised of a $94.6 million, or 148.97%, increase in the average balance of money market accounts and a $43.7 million, or 76.87%, increase in the average balance of advances from the Federal Home Loan Bank.

         Provision for Loan and Lease Losses. We maintain an allowance for loan and lease losses through provisions for loan and lease losses that are charged to earnings. The provision is made to adjust the total allowance for loan and lease losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. In estimating the known and inherent loan losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as an internal analysis of credit quality, general levels of loan delinquencies, collateral values, the Bank's historical loan and lease loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan and lease losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan and lease loss experience and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's estimation did not change either in estimation methods or assumptions during either period.

         The provision for loan and lease losses decreased by $17,000, or 4.82%, to $336,000 for the three months ended June 30, 2004 from $353,000 for the same period in 2003. Total charge-offs amounted to $125,000 and recoveries amounted to $118,000, resulting in a net charge-off amount of $7,000 for the three months ended June 30, 2004. This represents a decrease in net charge-offs of $288,000 over the same period in 2003.

         Other Income. Other income decreased $139,000, or 21.32%, to $513,000 for the three months ended June 30, 2004 compared to $652,000 for the same period in 2003. This unfavorable comparison is tempered by a $143,000, or 33.97%, increase in charges and fees on deposit accounts and a $2,000, or 12.50 %, increase in commission income. The decline in other income is primarily attributable to a $150,650 decrease in the value of the bank-owned life insurance ("BOLI") policy during the three months ended June 30, 2004 compared to a $160,000 gain during the same period in 2003. The change is attributable to an exposure to equities that was favorable in the 2003 period. Management has reallocated the BOLI portfolio to an interest-bearing guaranteed principal investment that should prevent further erosion of value due to market fluctuations.

         Other Expenses. Other expenses increased $270,000 or 6.80% to $4.2 million for the three months ended June 30, 2004 compared to $4.0 million for the same period in 2003. The increase was primarily attributable to a $412,000, or 22.55%, increase in compensation expense, specifically the Company's Employee Stock Ownership Plan and customary employee merit increases, offset by a $249,000, or 21.56%, decrease in premises and equipment expenditures.

         Income Tax Expense. Income tax expense increased by $212,000, or 60.57%, during the three- months ended June 30, 2004 as compared to the same period in 2003, reflecting higher taxable income for the 2004 period.

Comparison of Operating Results for Six Months Ended June 30, 2004 and 2003

         Net Income. Net income increased by $352,000 to $1.9 million for the six months ended June 30, 2004 compared to $1.6 million for the same period in 2003, a 22.52% increase. The increase was primarily attributable to a $1.7 million increase in net interest income and a $150,000 increase in other income, offset by a $234,000 increase in the provisions for loan and lease losses, a $890,000 increase in other expenses and a $383,000 increase in income tax expense as a result of higher earnings.

         Net Interest Income. Net interest income during the six months ended June 30, 2004 was $11.2 million, compared to $9.5 million during the same period last year, an increase of 17.98%. Total interest income increased by $1.7 million, to $16.6 million, while total interest expense decreased by $31,000 to approximately $5.4 million, for the six months ended June 30, 2004 as compared to the same period of the prior year. This increase was primarily attributable to the growth in assets.

         The 11.24 % increase in total interest income was primarily due to a $174.4 million, or 36.32%, increase in the average balance of interest-earning assets, offset by a 114 basis point decrease in the average yield earned on these investments when compared to the same period of the prior year. The increase in interest-earning assets was a direct result of management's growth strategy. The decrease in the average yield was primarily attributable to lower market interest rates, as well as a significant decline in the dividend paid on FHLB of New York stock, particularly as our stock holdings have increased proportionately with the increased level of advances.

         The 0.60% decline in total interest expense resulted primarily from a 46 basis point decrease in the average cost of funds, offset by a $114.0 million, or 24.11%, increase in the average balance of interest-bearing liabilities when compared to the same period of the prior year. The majority of the increase in the average balance of interest-bearing liabilities for the 2004 period was comprised of a $92.8 million, or 157.50%, increase in the average balance of money market accounts and a $32.1 million, or 61.26 %, increase in the average balance of advances from the Federal Home Loan Bank. The decrease in the average cost of interest-bearing liabilities was primarily attributable to pricing strategies and lower market interest rates.

         Provision for Loan and Lease Losses. The provision for loan and lease losses increased by $234,000, or 49.79%, to $704,000 for the six months ended June 30, 2004 from $470,000 for the same period in 2003. Total charge-offs amounted to $385,280 and recoveries amounted to $208,680 for a net charge-off amount of $176,600 for the six months ended June 30, 2004. This represents a decrease in net charge-offs of $377,000 when compared to the same period in 2003. The positive trend is directly correlated with the aging of the indirect automobile loans associated with the former First Bank of Central Jersey.

         Other Income. Other income during the six months ended June 30, 2004 totaled $1.2 million compared to $1.0 million for the same period in 2003. This represents an increase of $150,000, or 14.51%. The increase was attributable to a $316,000 increase in charges and fees on deposit accounts, offset by a $148,000 decline in income, which are chiefly associated with the previously discussed decrease in the value of the BOLI policy.

         Other Expenses. During the six months ended June 30, 2004, other expenses totaled $8.6 million, compared to $7.7 million for the same period in 2003, an increase of $890,000, or 11.61%. The increase was primarily attributable to expenses associated with the Company's Restricted Stock Plan, its Employee Stock Ownership Plan, customary employee merit increases and deposit administration operating losses. Salaries, wages and employee benefits increased by $804,000, or 21.79%, when compared to the same period of the prior year, to $4.5 million.

         Income Tax Expense. Income tax expense increased by $383,000, or 45.43%, during the six months ended June 30, 2004 as compared to the same period in 2003, reflecting higher taxable income for the 2004 period.

Liquidity

       The Bank maintains liquid assets at levels it considers adequate to meet liquidity needs. The liquidity of the Bank reflects its ability to provide funds to meet loan requests, accommodate possible outflows in deposits, fund current and planned expenditures and take advantage of interest rate market opportunities in connection with asset and liability management objectives. Funding of loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of earning assets with specific types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature and mix of the Bank's sources and uses of funds.

       The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, the Bank invests excess funds in overnight federal funds investments, which provide liquidity. Its cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $8.9 million at June 30, 2004. To a lesser extent, the earnings and funds provided from operating activities are a source of liquidity.

       Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. If the Bank requires funds beyond its ability to generate them internally, it has the ability to obtain advances from the FHLB of New York, which provides an additional source of funds. At June 30, 2004, the Bank's borrowing limit with the FHLB of New York was $156.2 million, excluding repurchase agreement advances. At June 30, 2004, the Bank had $171.7 million of borrowings outstanding.

       Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is it aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of June 30, 2004 was $48.8 million, excluding commitments on unused lines of credit, which totaled $21.2 million.

       Management intends to expand the Bank's branch network either through opening or acquiring branch offices. It currently plans to open six additional new branch locations over the next two years. The Bank also intends to actively consider the acquisition of local financial institutions as part of expanding its banking operations. It does not, however, have any current understandings, agreements or arrangements for the expansion of its business, other than opening new branch office locations.

The following table discloses the Bank's contractual obligations as of June 30, 2004:

                                 Total         Less Than    1-3 Years     4-5 Years    After
                                                 1 Year                               5 Years
                                  --------      -------     -------       -------   ------
FHLB advances (1)                 $171,703      $41,414     $91,489       $38,000   $    -
Rental under operating leases        4,573          282       1,608           470    2,213
                                  --------      -------     -------       -------   ------
Total                             $176,276      $41,696     $93,097       $39,270   $2,213
                                  ========      =======     =======       =======   ======

-----------------
(1) At June 30, 2004, the Bank had $171.7 million of borrowings outstanding with the FHLB. At June 30, 2004, its borrowing limit with the FHLB was $156.2 million, excluding repurchase agreement advances.

     The following table discloses the Bank's commercial commitments as of June 30, 2004:

                                    Total         Less Than    1-3 Years     4-5 Years    After
                                                    1 Year                               5 Years
                                     --------      -------     -------       -------   ------
Lines of Credit (1)                   $21,200       $   782      $ 11          $ 177     $20,230
Other commitments to extend credit     48,800        48,800         -              -           -
                                      -------       -------      ----          -----     -------
Total                                 $70,000       $49,582      $ 11          $ 177     $20,230
                                      =======       =======      ====          =====     =======

--------------
(1)  Represents amounts committed to customers.

Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On June 30, 2004, the Bank was in compliance with all of its regulatory capital requirements. The following table sets forth the Bank's capital position and relativity to regulatory requirements as of June 30, 2004:

                                                                  OTS Requirements
                                     ---------------------------------------------------------------------------
                                                                                             Regulatory
                                                                      Minimum           for classification as
                                            Bank actual           capital adequacy        well-capitalized
                                        Amount       Ratio       Amount      Ratio       Amount       Ratio
                                        ------       -----       ------      -----       ------       -----
Total risk-based capital               $90,608      18.68%      $38,813      8.00%      $48,517      10.00%
(to risk-weighted assets)
Tier 1 capital (to risk-weighted        86,807      17.89%        N/A         N/A        29,110       6.00%
assets)
Tier 1 capital (to adjusted total       86,807      10.98%       31,615      4.00%       39,518       5.00%
assets)
Tangible capital (to adjusted total     86,807      10.98%       11,856      1.50%        N/A          N/A
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

Qualitative Analysis. Because the majority of the Bank's interest-earning assets and interest-bearing liabilities are sensitive to changes in interest rates, a significant form of market risk for the Bank is interest rate risk, or changes in interest rates. The Bank is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. Our assets include long-term, fixed-rate loans and investments, while our primary sources of funds are deposits and borrowings with substantially shorter maturities. Although having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, this type of asset/liability mismatch is generally detrimental during periods of rising interest rates.

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

Management of the Company believes that there has not been a material adverse change in market risk during the three and six month periods ended June 30, 2004.

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

         Changes in internal controls. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.
         -----------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. There were no lawsuits pending or known to be contemplated at June 30, 2004 that would be expected to have a material effect on the Company's operations or income.

Item 2. Changes in  Securities , Use of Proceeds and Issuer  Purchases of Equity
        ------------------------------------------------------------------------
        Securities.
        ----------

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

         The Company sold 7,035,918 shares of its common stock in the Conversion at $10.00 per share for an aggregate sales price of $70,359,180. In addition, each share of common stock held by the public stockholders of its former Mid-Tier Stock Holding Company were converted into 3.7231 shares of common stock of the Company, resulting in an aggregate of 5,416,093 exchange shares. Cash was issued in lieu of fractional shares. Accordingly, the Company now has 12,452,011 total shares outstanding following the Conversion, which was the adjusted maximum of the estimated valuation range.

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

                                                 ISSUER PURCHASES OF EQUITY SECURITIES

----------------------------- --------------- ---------------- ------------------------- ----------------------------
           Period               (a) Total       (b) Average      (c) Total Number of       (d) Maximum Number (or
                                Number of     Price Paid per      Shares (or Units)       Approximate Dollar Value)
                                Shares (or    Share (or Unit)    Purchased as Part of     of Shares (or Units) that
                                  Units)                          Publicly Announced     May Yet Be Purchased Under
                                Purchased                         Plans or Programs         the Plans or Programs
----------------------------- --------------- ---------------- ------------------------- ----------------------------
April 1-30, 2004                    -                -                    -                        120,428
----------------------------- --------------- ---------------- ------------------------- ----------------------------
May 1-31, 2004                      -                -                    -                        120,428
----------------------------- --------------- ---------------- ------------------------- ----------------------------
June 1-30, 2004                     -                -                    -                        120,428
----------------------------- --------------- ---------------- ------------------------- ----------------------------
Total                               -                -                    -
----------------------------- --------------- ---------------- ------------------------- ----------------------------


1 On June 4, 2003, Synergy Financial Group, Inc. (Company) announced its plans to purchase shares of its common stock in open market transactions for use by the Company's 2003 Restricted Stock Plan.
2    The Company intends to purchase up to 120,428 shares of its common stock.
3    Currently  there is no expiration  date for the repurchase of the Company's stock.
4 There has been no expiration of any plan during the period covered by the table above.
5    The Company has determined not to terminate any plan prior to expiration.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

         None.

Item 5. Other Information.
        -----------------

         None.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

         a) Exhibits:

               31 Certification pursuant toss.302 of the Sarbanes-Oxley Act of 2002
               32 Certification pursuant toss.906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K:

         During the quarter ended June 30, 2004, the Company filed two reports on Form 8-K dated April 28, 2004 and June 22, 2004. The Form 8-K dated April 28, 2004 reported the Company's earnings for the quarter ended March 31, 2004. The Form 8-K dated June 22, 2004 announced that the Company's Board of Directors declared a quarterly cash dividend of $0.04 per common share at its June 22, 2004 board meeting. The dividend will be paid on July 16, 2004 to stockholders of record on July 8, 2004.

                                   SIGNATURES



          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYNERGY FINANCIAL GROUP, INC.



Date: August 16, 2004            By:      /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

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

Date: August 16, 2004                          Date: August 16, 2004
