Form 10-Q
period 2004-09-30
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2004-11-15
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   September 30, 2004
                                       ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-50467
                                            ---------


                          SYNERGY FINANCIAL GROUP, INC.
             ------------------------------------------------------
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

                                 (908) 272-3838
             ------------------------------------------------------
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

Number of shares outstanding of common stock as of November 5, 2004:

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
          Class                                         Shares Outstanding

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION                                                     Page
------        ---------------------                                                     ----
Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 2004 (unaudited) and
                  December 31, 2003 (audited)..............................................1

              Consolidated Statements of Income for the three and nine months ended
                  September 30, 2004 and 2003 (unaudited)..................................2

              Consolidated Statement of Changes in Stockholders' Equity for the
                  nine months ended September 30, 2004 (unaudited).........................3

              Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2004 and 2003 (unaudited)..................................4

              Notes to Consolidated Financial Statements (unaudited).......................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk..................26

Item 4.       Controls and Procedures.....................................................27


PART II       OTHER INFORMATION
-------       -----------------

Item 1.       Legal Proceedings...........................................................28

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.................28

Item 3.       Defaults Upon Senior Securities.............................................29

Item 4.       Submission of Matters to a Vote of Security Holders.........................29

Item 5.       Other Information...........................................................29

Item 6.       Exhibits....................................................................29

Signatures................................................................................30

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                              September 30,    December 31,
                                                                                  2004             2003
                                                                             -----------       -----------
                                                                               (unaudited)       (audited)
Assets:
Cash and amounts due from banks                                              $     4,750       $     4,481
Interest-bearing deposits with banks                                               3,750             2,811
                                                                             -----------       -----------
Cash and cash equivalents                                                          8,500             7,292
Investment securities available-for-sale,
   at fair value                                                                 146,151           123,779
Investment securities held-to-maturity (fair
   value of $116,618 and $33,216, respectively)                                  115,888            33,214
Federal Home Loan Bank of New York
   stock, at cost                                                                 10,506             3,644
Loans receivable, net                                                            519,575           434,585
Accrued interest receivable                                                        2,774             2,021
Property and equipment, net                                                       17,083            17,620
Cash surrender value of bank-owned life insurance                                 12,525             2,475
Other assets                                                                       4,778             3,988
                                                                             -----------       -----------
     Total assets                                                            $   837,780       $   628,618
                                                                             ===========       ===========

Liabilities:
Deposits                                                                     $   522,358       $   473,535
Federal Home Loan Bank advances                                                  205,675            72,873
Advance payments by borrowers
   for taxes and insurance                                                         1,496             1,582
Accrued interest payable on advances                                                 395               119
Stock subscriptions payable                                                            -            38,322
Dividend payable                                                                     492                 -
Other liabilities                                                                  1,650             1,259
                                                                             -----------       -----------
     Total liabilities                                                           732,066           587,690
                                                                             -----------       -----------

Commitments and contingencies                                                          -                 -

Stockholders' equity:
Preferred stock; $.10 par value, 5,000,000 shares
   authorized; issued and outstanding - none                                           -                 -
Common stock; $.10 par value, 20,000,000 shares
   authorized; issued September 30, 2004 - 12,452,011,
   December 31, 2003 - 3,344,252                                                   1,245               334
Additional paid-in-capital                                                        86,063            15,008
Retained earnings                                                                 29,913            27,858
Unearned ESOP shares                                                              (6,131)           (1,009)
Unearned RSP compensation                                                         (3,594)           (1,011)
Treasury stock acquired for the RSP                                               (1,503)             (103)
Accumulated other comprehensive
   income (loss), net of taxes                                                      (279)             (149)
                                                                             -----------       -----------
     Total stockholders' equity                                                  105,714            40,928
                                                                             -----------       -----------
     Total liabilities and stockholders' equity                              $   837,780       $   628,618
                                                                             ===========       ===========

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                    For the Three Months           For the Nine Months
                                                                     Ended September 30,           Ended September 30,
                                                                  ----------------------         ----------------------
                                                                    2004         2003              2004         2003
                                                                  ---------     --------         ---------    ---------
                                                                  (unaudited)  (unaudited)      (unaudited)   (unaudited)
Interest income:
   Loans, including fees                                          $   7,278     $  6,351         $  20,647    $  18,882
   Investment securities                                              2,463          882             5,626        3,173
   Other                                                                 42           11                88          104
                                                                  ---------     --------         ---------    ---------
     Total interest income                                            9,783        7,244            26,361       22,159
                                                                  ---------     --------         ---------    ---------
Interest expense:
   Deposits                                                           2,329        2,288             6,615        6,785
   Borrowed funds                                                     1,432          441             2,538        1,266
                                                                  ---------     --------         ---------    ---------
     Total interest expense                                           3,761        2,729             9,153        8,051
                                                                  ---------     --------         ---------    ---------
     Net interest income before provision for loan losses             6,022        4,515            17,208       14,108
                                                                  ---------     --------         ---------    ---------
Provision for loan losses                                               429          253             1,133          723
                                                                  ---------     --------         ---------    ---------
     Net interest income after provision for loan losses              5,593        4,262            16,075       13,385
                                                                  ---------     --------         ---------    ---------
Other income:
   Service charges and other fees on deposit accounts                   556          479             1,604        1,211
   Net gain on sale of loans                                              -           18                 -           18
   Net gain on sale of investments                                       38          148                38          148
   Commissions                                                          153           38               186           89
   Other                                                                205           89               336          352
                                                                  ---------     --------         ---------    ---------
     Total other income                                                 952          772             2,164        1,818
                                                                  ---------     --------         ---------    ---------
Other expenses:
   Salaries and employee benefits                                     2,687        2,021             7,180        5,710
   Premises and equipment                                               939          903             2,854        2,851
   Occupancy                                                            490          458             1,436        1,422
   Professional services                                                156           86               403          362
   Advertising                                                          241          226               603          584
   Other operating                                                      384          105               974          633
                                                                  ---------     --------         ---------    ---------
     Total other expenses                                             4,897        3,799            13,450       11,562
                                                                  ---------     --------         ---------    ---------
     Income before income tax expense                                 1,648        1,235             4,789        3,641
                                                                  ---------     --------         ---------    ---------
Income tax expense                                                      554          496             1,780        1,339
                                                                  ---------     --------         ---------    ---------
     Net income                                                   $   1,094     $    739         $   3,009    $   2,302
                                                                  =========     ========         =========    =========

Per share of common stock:
   Basic earnings per share                                       $    0.10     $   0.23         $    0.28    $    0.71
   Diluted earnings per share                                     $    0.09     $   0.23         $    0.27    $    0.71

Basic weighted average shares outstanding                        11,496,365    3,234,025        10,886,342    3,234,116
Diluted weighted average shares outstanding                      11,743,123    3,266,038        11,113,381    3,239,900

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                                                               Treasury
                                     Common Stock                                               stock      Accumulated
                                     ------------    Additional         Unearned    Unearned   acquired  comprehensive
                                    Shares     Par    paid-in- Retained   ESOP        RSP      for the   income (loss),
                                    issued    value   capital  earnings  shares   compensation   RSP         net         TOTAL
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2004        3,344,252    $334    $15,008   $27,858  $(1,009)   $(1,011)   $(103)        $(149)    $40,928
    Net income                            -       -          -     3,009       -           -        -             -       3,009
    Other comprehensive
       income, net of
       reclassification
       adjustment and taxes               -       -          -         -       -           -        -          (130)       (130)
-------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                2,879
-------------------------------------------------------------------------------------------------------------------------------
    Net proceeds of stock
       offering and
       issuance of
       common stock               9,107,759     911     68,349         -       -           -        -             -      69,260

    Dividends declared                    -       -          -      (954)      -           -        -             -        (954)

    Common stock acquired by
       ESOP (562,873 shares)              -       -          -         -  (5,628)          -        -             -      (5,628)
    Common stock held
       by ESOP committed
       to be released
       (74,718 shares)                    -       -        257         -     506           -        -             -         763
    Compensation recognized
       under RSP Plan                     -       -          -         -       -         274        -             -         274
    Common stock
       repurchased for RSP Plan
       (149,742 shares)                   -       -          -         -       -           -   (1,808)            -      (1,808)

    Common stock awarded
       through RSP plan
       (281,436 shares)                   -       -      2,857         -       -      (2,857)       -             -           -

    Common stock issued
       by RSP (41,573 shares)             -       -       (408)        -       -           -      408             -           -

BALANCE AT SEPTEMBER 30, 2004    12,452,011  $1,245    $86,063   $29,913 $(6,131)    $(3,594) $(1,503)        $(279)   $105,714
===============================================================================================================================

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                        --------------------------
                                                                          2004              2003
                                                                        --------         ---------
                                                                       (unaudited)      (unaudited)
Operating activities
   Net income .......................................................   $   3,009    $   2,302
Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization ....................................       1,086        1,162
   Provision for loan losses ...........................................    1,133          723
   Deferred income taxes ...............................................      (83)        (801)
   Amortization of deferred loan fees ..................................       (9)           2
   Amortization of premiums on investment securities ...................    1,099        1,416
   Net (gains) on sale of investment securities ........................      (38)        (148)
   Mortgage loans originated for sale ..................................        -        2,307
   Mortgage loan sales .................................................        -       (2,325)
   Release of ESOP shares ..............................................      763          183
   Compensation under RSP plan .........................................      274          119
   Increase in accrued interest receivable .............................     (753)        (338)
   Increase in other assets ............................................     (707)      (1,477)
   Increase (decrease) in other liabilities ............................      391        1,952
   Increase in cash surrender value of bank-owned life insurance .......      (50)        (144)
   Increase (decrease) in accrued interest payable on advances .........      276          (46)
                                                                        ---------    ---------
Net cash provided by operating activities ...........................       6,391        4,887
                                                                        ---------    ---------
Investing activities
   Purchase of investment securities held-to-maturity ...............     (93,010)     (12,603)
   Purchase of investment securities available-for-sale .............     (63,482)    (107,139)
   Maturity and principal repayments of investment
     securities held-to-maturity ....................................       9,650       15,539
   Maturity and principal repayments of investment
     securities available-for-sale ..................................      39,721       43,526
   Purchase of property and equipment ...............................        (549)      (1,095)
   Purchase of FHLB Stock ...........................................      (6,862)      (2,614)
   Purchase of bank-owned life insurance ............................     (10,000)           -
   Proceeds from the sale of investment securities available for sale         885        9,029
   Loan originations, net of principal repayments ...................     (59,462)     (59,126)
   Purchase of loans ................................................     (26,653)           -
   Cash consideration paid to acquire First Bank of Central Jersey ..           -       (2,269)
   Cash and equivalents acquired from First Bank of Central Jersey ..           -        7,773
                                                                        ---------    ---------
         Net cash used in investing activities ......................    (209,762)    (108,979)
                                                                        ---------    ---------
Financing activities
   Net increase in deposits .........................................      48,823       56,737
   Net advances from FHLB ...........................................     132,801       47,475
   Increase in advance payments by borrowers
     for taxes and insurance ........................................         (86)         (86)
   Dividends payable ................................................        (462)           -
   Decrease in stock subscriptions payable ..........................     (38,322)           -
   Net proceeds from issuance of common stock .......................      69,261            -
   Purchase of common stock for ESOP ................................      (5,628)           -
   Purchase of treasury stock for the RSP Plan ......................      (1,808)        (103)
                                                                        ---------    ---------
   Net cash provided by financing activities ........................     204,579      104,023
                                                                        ---------    ---------
         Net increase (decrease) in cash and cash equivalents .......       1,208          (69)
Cash and cash equivalents at beginning of year ......................       7,292        7,886
                                                                        ---------    ---------
Cash and cash equivalents at end of period ..........................   $   8,500    $   7,817
                                                                        =========    =========

Supplemental disclosure of cash flow information
   Cash paid during the period for income taxes .....................   $   1,866    $     957
                                                                        =========    =========
   Interest paid on deposits and borrowed funds .....................   $   8,876    $   8,097
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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Synergy Bank, and its subsidiary Synergy Capital Investments, Inc, and Synergy Financial Services, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any other period.

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

                SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

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


3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted number of shares outstanding for the period using the treasury stock method. Shares issued and shares re-acquired during any period are weighted for the portion of the period that they were outstanding.

The  computation  of both basic and  diluted  earnings  per share  includes  the
Employee Stock Ownership Plan ("ESOP") shares previously allocated to participants and shares committed to be released for allocation to participants and Restricted Stock Plans ("RSP") shares that have vested or have been allocated to participants. ESOP and RSP shares that have been purchased but not committed to be released have not been considered in computing basic and diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended September 30, 2004 (dollars in thousands, except per share data):

                                                                     Weighted
                                                        Income    average shares        Per
                                                      (numerator)  (denominator)   share amount
                                                      -----------  -------------   ------------
    Basic earnings per share:
       Income available to common stockholders         $   1,094     11,496,365      $    0.10
       Effect of dilutive common stock equivalents                      246,758           0.01
                                                       ---------     ----------      ---------

    Diluted earnings per share:
       Income available to common stockholders         $   1,094     11,743,123      $    0.09
                                                       =========     ==========      =========

                SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the nine months ended September 30, 2004 (dollars in thousands, except per share data):

                                                                     Weighted
                                                        Income    average shares        Per
                                                      (numerator)  (denominator)   share amount
                                                      -----------  -------------   ------------
    Basic earnings per share:
       Income available to common stockholders          $   3,009    10,886,342       $    0.28
       Effect of dilutive common stock equivalents                      227,039            0.01
                                                        ---------    ----------       ---------
    Diluted earnings per share:
       Income available to common stockholders          $   3,009    11,113,381       $    0.27
                                                        =========    ==========       =========

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended September 30, 2003 (dollars in thousands, except per share data):

                                                                     Weighted
                                                        Income    average shares        Per
                                                      (numerator)  (denominator)   share amount
                                                      -----------  -------------   ------------
    Basic earnings per share:
       Income available to common stockholders          $     739     3,234,025       $    0.23
       Effect of dilutive common stock equivalents                       32,013              -
                                                        ---------     ---------       ---------
    Diluted earnings per share:
       Income available to common stockholders          $     739     3,266,038       $    0.23
                                                        =========     =========       =========

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the nine months ended September 30, 2003 (dollars in thousands, except per share data):

                                                                     Weighted
                                                        Income    average shares        Per
                                                      (numerator)  (denominator)   share amount
                                                      -----------  -------------   ------------
    Basic earnings per share:
       Income available to common stockholders          $   2,302      3,234,116      $    0.71
       Effect of dilutive common stock equivalents                         5,784              -
                                                        ---------      ---------      ---------
    Diluted earnings per share:
       Income available to common stockholders          $   2,302      3,239,900      $    0.71
                                                        =========      =========      =========

                                      -7-

                SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


4. STOCK-BASED COMPENSATION

At the annual meeting held on August 25, 2004, and reconvened on August 31, 2004, stockholders of Synergy Financial Group, Inc. approved the Company's 2004 Stock Option Plan and the 2004 Restricted Stock Plan. A total of 703,591 and 281,436 shares of common stock have been made available for granting under the 2004 Stock Option and 2004 Restricted Stock Plans, respectively. During the quarter, the Company granted 694,569 options to purchase common shares of the Company and issued 277,283 shares of restricted stock.

The Company's Stock Option Plan and the Restricted Stock Plan are accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and released Interpretations. Accordingly, no compensation expense has been recognized for the stock option plans. Expense for the Restricted Stock Plans in the amount of the fair value of the common stock at the date of grant is recognized ratable over the vesting period. Prior to April 22, 2003, the Company did not have a Stock Option Plan or a Restricted Stock Plan.

Had an expense for the Company's Stock Option Plans been determined based on the fair value at the grant date for the Company's stock options consistent with the method outlined in SFAS No. 123, the Company's net income and earnings per share for all expenses related to stock options and stock granted in its Restricted Stock Plans would have been reduced to the pro forma amounts that follow (in thousands, except per share data):

                                                                 For the Three Months         For Nine Months
                                                                  ended September 30,       ended September 30,
                                                                  -------------------       -------------------
                                                                   2004        2003           2004        2003
                                                                ---------    ---------     --------     ---------
                                                                (unaudited) (unaudited)    (unaudited) (unaudited)
                                                                -----------------------    -----------------------
    Net income, as reported                                     $   1,094    $     739     $  3,009     $   2,302
    Add expense recognized for the Restricted Stock Plans,
       net of related tax effect                                       99           36          176            72
    Less total Stock Option Plan and Restricted Stock Plan
       expense, determined under the fair value method,
       net of related tax effect                                     (226)         (84)        (405)         (167)
                                                                ---------    ---------     --------     ---------
    Net income, pro forma                                       $     967    $     691     $  2,780     $   2,207
                                                                =========    =========     ========     =========

    Basic earnings per share:
       As reported                                              $    0.10    $    0.23     $   0.28     $   0.71
       Pro forma                                                $    0.08    $    0.21     $   0.26     $   0.68
    Diluted earnings per share:
       As reported                                              $    0.09    $    0.23     $   0.27     $   0.71
       Pro forma                                                $    0.08    $    0.21     $   0.25     $   0.68

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options price model. The following weighted average assumptions were utilized for grants in 2003: dividend yield of 0.00%; expected volatility of 29.44 %; risk-free interest rate of 3.01%; and, expected life of five years. The following weighted average assumptions were utilized for grants in 2004: dividend yield of 1.60%; expected volatility of 32.85%; risk-free interest rate of 3.33%; and, expected life of five years.

The Company has established an Employee Stock Ownership Plan ("ESOP") covering eligible employees with one year of service, as defined by the ESOP. The Company accounts for the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 93-6, Employers' Accounting for Employee Stock Ownership Plans. SOP No. 93-6 addresses the accounting for shares of stock issued to employees by an ESOP. SOP No. 93-6 requires that the employer record compensation expense in the amount equal to the fair value of shares committed to be released from the ESOP to employees.


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


5. RECENT ACCOUNTING PRONOUNCEMENTS

The SEC recently released Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB No. 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB No. 105 is effective for all loan commitments accounted for as derivatives that are entered into after September 30, 2004. The adoption of SAB No. 105 is not expected to have a material effect on the Company's consolidated financial statements.

On September 30, 2004, the FASB issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 25, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

                SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity
(VIE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For public companies, the consolidation requirements of FIN 46 applied immediately to interest entities created after September 15, 2003. In December 2003, the FASB issued FIN 46R with respect to VIEs, which among other things revised the implementation date for small business filers to the first fiscal year or interim period ending after December 15, 2004, with the exception of Special Purpose Entities (SPEs). The Bank currently has no SPEs. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Company.

The Bank adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. Paragraphs 10-20 of EITF Issue No.03-1 give guidance on how to evaluate and recognize an impairment loss that is other than temporary. On September 15, 2004 the FASB issued a proposed staff position EITF Issue 03-1-a to address the implementation guidance to evaluate and recognize other than temporary impairment. On September 30, 2004, the FASB issued a staff position EITF Issue 03-1-1 which delayed the effective date of paragraphs 10-20 of EITF Issue 03-1. The Company is in the process of determining the impact that this EITF will have on its financial statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)


6. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities available for sale and held to maturity are as follows (in thousands):

                                                   September 30, 2004 (unaudited)
                                     ----------------------------------------------------------
                                                         Gross          Gross
                                     Amortized        unrealized     unrealized        Fair
                                         cost            gains         losses          value
                                     ----------------------------------------------------------
   Available-for-sale
     U.S. government obligations     $     3,004      $       1      $      50     $     2,955
     Mortgage-backed securities
       FHLMC                              89,020            242            485          88,777
       FNMA                               53,536            183            292          53,427
     Equity securities                     1,029              5             42             992
                                     -----------      ---------      ---------     -----------
         Total                       $   146,589      $     431      $     869     $   146,151
                                     ===========      =========      =========     ===========

                                                   September 30, 2004 (unaudited)
                                     ----------------------------------------------------------
                                                         Gross          Gross
                                       Amortized      unrealized     unrealized        Fair
                                         cost            gains         losses          value
                                     ----------------------------------------------------------
   Held-to-maturity
     Mortgage-backed securities
       FHLMC                         $    49,866      $     346       $    227     $    49,985
       FNMA                               61,514            692            137          62,069
       GNMA                                4,498             56              -           4,554
     Other debt securities                    10              -              -              10
                                     -----------      ---------       --------     -----------
         Total                       $   115,888      $   1,094       $    364     $   116,618
                                     ===========      =========       ========     ===========

                                                          December 31, 2003
                                     ----------------------------------------------------------
                                                         Gross          Gross
                                       Amortized      unrealized     unrealized        Fair
                                         cost            gains         losses          value
                                     ----------------------------------------------------------
   Available-for-sale
     U.S. government obligations     $     3,527      $       9       $    (69)    $     3,467
     Mortgage-backed securities
       FHLMC                              64,136            282           (320)         64,098
       FNMA                               55,332            241           (324)         55,249
     Equity securities                     1,017              3            (55)            965
                                     -----------      ---------       --------     -----------
         Total                       $   124,012      $     535       $   (768)    $   123,779
                                     ===========      =========       ========     ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

                                                         December 31, 2003
                                     ---------------------------------------------------------
                                                         Gross          Gross
                                       Amortized      unrealized     unrealized        Fair
                                         cost            gains         losses          value
                                     ---------------------------------------------------------
   Held-to-maturity
     Mortgage-backed securities
       FHLMC                         $     5,623      $      20       $    (84)    $     5,559
       FNMA                               20,285             69            (98)         20,256
       GNMA                                7,296             95              -           7,391
     Other debt securities                    10              -              -              10
                                     -----------      ---------       --------     -----------
         Total                       $    33,214      $     184       $   (182)    $    33,216
                                     ===========      =========       ========     ===========

7. LOANS RECEIVABLE

Major groupings of loans are as follows (in thousands):

                                                 September 30,      December 31,
                                                     2004               2003
                                                 -------------------------------
   Mortgages
     Residential, 1-4 family                    $   246,073        $   226,085
     Residential, multi-family                       43,477             33,971
     Non-residential                                 88,415             56,694
   Automobile                                       132,203            109,277
   Commercial                                         9,623              7,838
   Credit card                                           46                 71
   Other loans                                        3,618              3,745
                                                -----------        -----------

   Loans receivable                                 523,455            437,681
   Deferred loan fees and costs                         250                178
   Allowance for loan and lease losses               (4,130)            (3,274)
                                                -----------        -----------
   Loans receivable, net                        $   519,575        $   434,585
                                                ===========        ===========

A summary of the activity in the allowance for loan and lease losses is as follows (in thousands):

                                                        Nine Months Ended
                                                 -------------------------------
                                                 September 30,     September 30,
                                                    2004               2003
                                                 -------------------------------

   Balance, beginning of period                 $     3,274        $     2,231
   Provision for loan and lease losses                1,133                723
   Acquisition of First Bank of Central Jersey            -                824
   Recoveries                                           321                351
   Loans charged-off                                   (598)            (1,071)
                                                -----------        -----------
   Balance, end of period                       $     4,130        $     3,058
                                                ===========        ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)


8. DEPOSITS

Deposits are summarized as follows (in thousands):

                                                 September 30,      December 31,
                                                     2004               2003
                                                --------------------------------

     Checking accounts                          $    48,905        $    45,259
     Interest-bearing checking                        3,861                708
     Money market accounts                          165,986            139,121
     Savings and club accounts                       69,276             72,061
     Certificate of deposit accounts                234,330            216,386
                                                -----------        -----------
                                                $   522,358        $   473,535
                                                ===========        ===========


9. FEDERAL HOME LOAN BANK ("FHLB") OF NEW YORK ADVANCES

1.   Short-term FHLB Advances
     ------------------------

Short-term  FHLB advances  generally have  maturities of less than one year. The
details  of  these   advances  are  presented   below  (in   thousands,   except
percentages):

                                                          At or For The
                                                  ------------------------------
                                                    Nine Months    Twelve Months
                                                       Ended           Ended
                                                   September 30,   December 31,
                                                       2004            2003
                                                  ------------------------------

Average balance outstanding                       $    37,040       $    35,413
Maximum amount outstanding
   at any month end during the period                  48,975            69,300
Balance outstanding at period end                      42,475            38,299
Weighted average interest rate during the period        2.13%             1.21%
Weighted average interest rate at period end            2.00%             1.17%


2.   Long-term FHLB Advances
     -----------------------

At September 30, 2004, long-term advances from the FHLB totaled $163,200,000. Advances consist of fixed-rate advances that will mature within one to nine years. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.20%.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)


As of September 30, 2004 long-term FHLB advances mature as follows (in thousands):

   2004                                        $    13,185
   2005                                             37,565
   2006                                             35,150
   2007                                             38,000
   2008                                             29,600
   Thereafter                                        9,700
                                               -----------
                                               $   163,200
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

       Allowance for Loan and Lease Losses. The Company recognizes that the determination of the allowance for loan and lease losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan and lease losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

       Assets. Total assets reached $837.8 million on September 30, 2004, an increase of 33.3%, or $209.2 million, from $628.6 million on December 31, 2003. This growth is attributable to increases in the investment securities and loan portfolios during the nine month period.

       Between December 31, 2003 and September 30, 2004, investment securities increased $105.0 million, or 66.9%, from $157.0 million to $262.0 million. This increase primarily reflects $156.5 million in purchases offset by $49.3 million in maturities and principal repayments, along with $1.1 million in net discount and premium amortization, and security sale proceeds of $885,000. The security sale generated a net gain of $38,000. Additionally, there was a $205,000 decrease in the unrealized market value associated with investment securities designated available-for-sale.

       Net loans increased 19.6 %, or $85.0 million, to $519.6 million at September 30, 2004, from $434.6 million at December 31, 2003. This growth includes $59.5 million in originations, net of principal repayments, and $26.7 million in purchases, offset by amortization of the premium on purchased loans and an increase in provisions for loan and lease losses. The majority of purchased loans were in our market area. The most significant growth during the nine months ended September 30, 2004 was in non-residential and multi-family mortgage loans of $41.2 million, or 45.5%.

       On September 30, 2004, total loans of $523.7 million were comprised of 25.1% in single-family real estate loans, 21.6% in home equity loans, 24.8% in non-residential and multi-family mortgage loans, 25.9% in consumer loans and 1.8% in commercial loans. At the end of the second quarter of 2004, Synergy Bank expanded its lending product line to include commercial and industrial loans via the addition of two experienced lenders who were previously employed by a local commercial bank. As a result, the Company expects to experience an increase in this loan category in future periods.

       The allowance for loan and lease losses was $4.1 million, or 0.79% of total loans, at September 30, 2004 as compared to $3.3 million, or 0.75% of total loans, at December 31, 2003. This reflects a provision for loan and lease losses of $1.1 million for the nine month period, offset by net charge-offs of $277,000. Non-performing assets to total assets decreased to 0.02%, at September 30, 2004 from 0.06% at December 31, 2003.

       During the quarter ended September 30, 2004, the Company invested $10.0 million in bank-owned life insurance. The return on this investment is utilized to fund the cost of officer benefit plans. The Company's investment in bank-owned life insurance totaled $12.5 million on September 30, 2004 compared to $2.5 million on December 31, 2003.

       Liabilities. Total liabilities increased $144.4 million, or 24.6%, to $732.1 million at September 30, 2004 from $587.7 million at December 31, 2003. The increase in total liabilities resulted primarily from an increase of $48.8 million, or 10.3%, in deposits and a $132.8 million, or 182.2%, increase in FHLB advances, offset by the elimination of $38.3 million in stock subscriptions payable. The balance of the change is attributable to increases associated with escrow payments for taxes and insurance, accrued interest payable and the establishment of an obligation as a result of the September 29, 2004 dividend declaration.

       Deposits reached $522.4 million at September 30, 2004, an increase of $48.8 million, or 10.3%, from the $473.5 million reported at December 31, 2003. Core deposits, consisting of checking, savings and money market accounts, represented 55.1% of total deposits at September 30, 2004, up from 54.3% at December 31, 2003. The majority of deposit growth consisted of an increase in money market deposit accounts of $26.9 million, or 19.3%, for the nine months ended September 30, 2004.

       The increase in FHLB of New York advances was to fund both the purchase of investment securities and the origination of loans during this period. A significant portion of the increase was attributable to the funding of $50.0 million in investment securities purchased at the close of the quarter ended June 30, 2004. It is projected that the deposit flow from existing and new branches will be used to fund the Bank's loan demand and pay down the balance of FHLB advances.

       Equity. Stockholders' equity totaled $105.7 million on September 30, 2004, an increase of 158.3 %, or $64.8 million, from $40.9 million on December 31, 2003. The increase in stockholders' equity is largely attributable to $69.2 million in net proceeds from the completion of a second-step stock conversion on January 20, 2004 and $3.0 million in earnings for the nine-month period ended September 30, 2004. This was offset by a $5.1 million increase in unearned Employee Stock Ownership Plan shares, a $1.4 million increase in treasury shares associated with the 2003 Restricted Stock Plan, a $1.0 million reduction in retained earnings associated with the payment of dividends and a decrease in accumulated other comprehensive income, net of tax effect, of $131,000. Additionally, there was a $2.6 million net increase in unearned compensation associated with restricted stock plans to reflect shareholder approval of the 2004 Restricted Stock Plan on August 31, 2004.

Average Balance Sheet. The following table sets forth certain information for the three months ended September 30, 2004 and 2003. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan and lease losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                    ---------------------------------------------------------------------------
                                                                       For the Three Months Ended September 30,
                                                    ---------------------------------------------------------------------------
                                                                     2004                                     2003
                                                        Average                 Average         Average               Average
                                                        Balance    Interest   Yield/Cost         Balance    Interest Yield/Cost
                                                        -------    --------   ----------         -------    -------------------
Interest-earning assets:
 Loans receivable, net(1)                              $501,801    $7,278        5.80%          $383,377    $6,351      6.63%
 Securities(2)                                          274,567     2,463        3.59            146,194       882      2.41
 Other interest-earning assets(3)                         9,991        42        1.68              9,438        11      0.47
                                                       --------    ------                       --------    ------
     Total interest-earning assets                      786,359     9,783        4.98            539,009     7,244      5.38
Non-interest-earning assets                              37,726                                   26,453
                                                       --------                                 --------
     Total assets                                      $824,085                                 $565,462
                                                       ========                                 ========
Interest-bearing liabilities:
 Checking accounts                                      $51,422       $10        0.08            $49,420        $3      0.02
 Savings and club accounts                               70,759        89        0.50             73,460        65      0.35
 Money market accounts                                  167,494       719        1.72             82,645       270      1.31
 Certificates of deposit                                227,993     1,511        2.65            244,930     1,950      3.18
 FHLB advances                                          198,409     1,432        2.89             75,475       441      2.34
 Stock subscriptions payable                                  -         -        0.00                  -         -      0.00
                                                       --------    ------                       --------    ------
     Total interest-bearing liabilities                 716,077     3,761        2.10            525,930     2,729      2.08
                                                                   ------                                   ------
Non-interest-bearing liabilities                          2,814                                    1,956
                                                       --------                                 --------
     Total liabilities                                  718,891                                  527,886
Stockholders' equity                                    105,194                                   37,576
                                                       --------                                 --------
     Total liabilities and stockholders' equity        $824,085                                 $565,462
                                                       ========                                 ========
Net interest income                                                $6,022                                   $4,515
Interest rate spread(4)                                                           2.88%                                 3.30%
                                                                                ======                                ======
Net yield on interest-earning assets(5)                                           3.06%                                 3.35%
                                                                                ======                                ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                         109.81%                               102.49%
                                                                                ======                                ======

_______________________________
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3) Includes FHLB stock at cost and term deposits with other financial institutions.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Average Balance Sheet. (continued) The following table sets forth certain information for the nine months ended September 30, 2004 and 2003. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan and lease losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                  -----------------------------------------------------------------------
                                                                        For the Nine Months Ended September 30,
                                                  -----------------------------------------------------------------------
                                                                   2004                               2003
                                                        Average                Average      Average             Average
                                                        Balance  Interest     Yield/Cost    Balance Interest   Yield/Cost
                                                        -------  --------     ----------    ----------------   ----------
Interest-earning assets:
 Loans receivable, net(1)                              $467,935   $20,647        5.88%     $359,319  $18,882     7.01%
 Securities(2)                                          224,445     5,626        3.34       137,567    3,157     3.06
 Other interest-earning assets(3)                         6,263        88        1.87         5,424      120     2.95
                                                       --------   -------                  --------  -------
     Total interest-earning assets                      698,643    26,361        5.03       502,310   22,159     5.88
Non-interest-earning assets                              32,070                              25,445
                                                       --------                            --------
     Total assets                                      $730,713                            $527,755
                                                       ========                            ========
Interest-bearing liabilities:
 Checking accounts                                     $ 49,105   $    14        0.04      $ 50,643  $    57     0.15
 Savings and club accounts                               71,054       265        0.50        72,321      413     0.76
 Money market accounts                                  156,924     1,996        1.70        66,807      670     1.34
 Certificates of deposit                                222,666     4,340        2.60       240,700    5,645     3.13
 FHLB advances                                          122,407     2,515        2.74        60,053    1,266     2.81
 Stock subscriptions payable                              7,569        23        0.41             -        -     0.00
                                                       --------   -------                  --------  -------
     Total interest-bearing liabilities                 629,725     9,153        1.94       490,524    8,051     2.19
                                                                  -------                            -------
Non-interest-bearing liabilities                          2,735                               3,456
                                                       --------                            --------
     Total liabilities                                  632,460                             493,980
Stockholders' equity                                     98,253                              33,775
                                                       --------                            --------
     Total liabilities and stockholders' equity        $730,713                            $527,755
                                                       ========                            ========
Net interest income                                               $17,208                            $14,108
                                                                  =======                            =======
Interest rate spread(4)                                                          3.09%                           3.69%
                                                                               ======                          ======
Net yield on interest-earning assets(5)                                          4.93%                           5.62%
                                                                               ======                          ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                        110.94%                         102.40%
                                                                               ======                          ======

_______________________________
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3) Includes FHLB stock at cost and term deposits with other financial institutions.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Comparison  of Operating  Results for Three Months Ended  September 30, 2004 and
2003

         Net Income. Net income increased by $355,000, to $1.1 million, for the three months ended September 30, 2004 compared to $739,000 for the same period in 2003, a 48.1% increase. The increase was attributable primarily to a $1.5 million increase in net interest income and a $180,000 increase in other income, offset by a $176,000 increase in the provisions for loan and lease losses, a $1.1 million increase in other expenses and a $58,000 increase in income tax expense as a result of higher earnings.

         Net Interest Income. Net interest income grew $1.5 million, or 33.4%, to $6.0 million for the three months ended September 30, 2004 compared to $4.5 million for the same period in 2003. Total interest income increased by $2.5 million, to $9.8 million, for the three months ended September 30, 2004, while total interest expense increased by $1.0 million, to $3.8 million, for the three months ended September 30, 2004.

         The 35.1% increase in total interest income was primarily due to a $247.4 million, or 45.9%, increase in the average balance of interest-earning assets, offset by a 40 basis point decrease in the average yield earned on these investments when compared to the same period of the prior year. The increase in interest-earning assets was a direct result of management's growth strategy. The decrease in the average yield was primarily attributable to lower market interest rates on loans originated to replace higher yielding loans that were satisfied by the borrowers.

         The 37.8% increase in total interest expense resulted primarily from a $190.1 million, or 36.2%, increase in the average balance of interest-bearing liabilities with a 2 basis point increase in the average cost of funds when compared to the same period of the prior year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as a significant increase in higher cost borrowings. The majority of the increase in the average balance of interest-bearing liabilities for the 2004 period was comprised of a $122.9 million, or 162.9%, increase in the average balance of advances from the Federal Home Loan Bank and an $84.8 million, or 102.7%, increase in the average balance of money market accounts over the same period of the prior year.

         Provision for Loan and Lease Losses. We maintain an allowance for loan and lease losses through provisions for loan and lease losses that are charged to earnings. The provision is made to adjust the total allowance for loan and lease losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. In estimating the known and inherent losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as an internal analysis of credit quality, general levels of loan delinquencies, collateral values, the Bank's historical loan and lease loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan and lease losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan and lease loss experience and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's assessment did not change either in estimation method or assumptions during either period.

         The provision for loan and lease losses increased by $176,000, or 69.5%, to $429,000 for the three months ended September 30, 2004, from $253,000 for the same period in 2003. Total charge-offs amounted to $212,000 and recoveries amounted to $113,000, resulting in a net charge-off amount of $99,000 for the three months ended September 30, 2004. This represents a decrease in net charge-offs of $66,000 over the same period in 2003.

         Other Income. Other income increased $180,000, or 23.3%, to $952,000 for the three months ended September 30, 2004 compared to $772,000 for the same period in 2003. This is primarily the result of an additional $108,000 in income from the expanded investment in bank-owned life insurance, and increases of $114,000 and $77,000 in commission income, and fees and charges associated with deposit accounts, respectively. This was offset by a $129,000 decrease in gains realized on asset sales during the prior year period.

         Other Expenses. Other expenses increased $1.1 million, or 28.9%, to $4.9 million for the three months ended September 30, 2004 compared to $3.8 million for the same period in 2003. The increase was primarily attributable to wage and benefits associated with the Company's growth strategy, as well as to equity-based employee compensation plans.

         Income Tax Expense. Income tax expense increased by $58,000, or 11.6%, during the three months ended September 30, 2004 when compared to the same period in 2003, reflecting higher taxable income for the 2004 period.


Comparison  of Operating  Results for Nine Months Ended  September  30, 2004 and
2003

         Net Income. Net income increased by $708,000, to $3.0 million, for the nine months ended September 30, 2004 compared to $2.3 million for the same period in 2003, a 30.8% increase. The increase was primarily attributable to a $3.1 million increase in net interest income and a $346,000 increase in other income, offset by a $410,000 increase in the provisions for loan and lease losses, a $1.9 million increase in other expenses and a $441,000 increase in income tax expense as a result of higher earnings.

         Net Interest Income. Net interest income during the nine months ended September 30, 2004 was $17.2 million compared to $14.1 million during the same period last year, an increase of 21.2%. Total interest income increased by $4.2 million, to $26.4 million, while total interest expense increased by $1.1 million, to $9.2 million, for the nine months ended September 30, 2004 when compared to the same period of the prior year. This increase was attributable to management's growth strategy including the investing of the proceeds from the additional capital raised in the second-step stock conversion.

         The 19.0% increase in total interest income was primarily due to a $196.3 million, or 39.1%, increase in the average balance of interest-earning assets, offset by an 85 basis point decrease in the average yield earned on these investments when compared to the same period of the prior year. The increase in interest-earning assets was a direct result of management's growth strategy which included investing the capital raised in the second-step stock conversion. The decrease in the average yield was primarily attributable to lower market interest rates on loans originated to replace higher yielding loans that were satisfied by the borrowers.

         The 13.7% increase in total interest expense resulted primarily from a $139.2 million, or 28.4%, increase in the average balance of interest-bearing liabilities, offset by a 25 basis point decrease in the average cost of funds when compared to the same period of the prior year. The majority of the increase in the average balance of interest-bearing liabilities for the 2004 period was comprised of a $90.1 million, or 134.9%, increase in the average balance of money market accounts and a $62.4 million, or 103.8%, increase in the average balance of advances from the Federal Home Loan Bank. The decrease in the average cost of interest-bearing liabilities was primarily attributable to pricing strategies and lower market interest rates.

         Provision for Loan and Lease Losses. The provision for loan and lease losses increased by $410,000, or 56.7%, to $1.1 million, for the nine months ended September 30, 2004 from $723,000 for the same period in 2003. Total charge-offs amounted to $598,000 and recoveries amounted to $321,000 for a net charge-off amount of $277,000 for the nine months ended September 30, 2004. This represents a decrease in net charge-offs of $443,000 when compared to the same period in 2003. The positive trend is directly correlated with the aging of the indirect automobile loans associated with the former First Bank of Central Jersey.

         Other Income. Other income during the nine months ended September 30, 2004 totaled $2.2 million compared to $1.8 million for the same period in 2003. This represents an increase of $346,000, or 19.1%. The increase was attributable to a $393,000 increase in charges and fees on deposit accounts and a $96,000 increase in commission income generated by annuity sales, offset by a $128,000 decline in income associated with loan and investment security sales.

         Other Expenses. During the nine months ended September 30, 2004, other expenses totaled $13.4 million compared to $11.6 million for the same period in 2003, an increase of $1.9 million, or 16.3%. The increase was primarily attributable to wage and benefits associated with the Company's growth strategy, as well as to equity-based employee compensation plans.

         Income Tax Expense. Income tax expense increased by $441,000, or 32.9%, during the nine months ended September 30, 2004 when compared to the same period in 2003, reflecting higher taxable income for the 2004 period.

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

       The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, the Bank invests excess funds in overnight federal funds investments, which provide liquidity. Its cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $8.5 million at September 30, 2004. To a lesser extent, the earnings and funds provided from operating activities are a source of liquidity.

       Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. If the Bank requires funds beyond its ability to generate them internally, it has the ability to obtain advances from the FHLB of New York, which provides an additional source of funds. At September 30, 2004, the Bank's borrowing limit with the FHLB of New York was $203.8 million, excluding repurchase agreement advances. At September 30, 2004, the Bank had $205.7 million of borrowings outstanding, including $99.7 million in repurchase agreement advances.

       Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is it aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of September 30, 2004 was $49.8 million, excluding commitments on unused lines of credit, which totaled $23.8 million.

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

The following table discloses the Bank's contractual obligations as of September 30, 2004:

                                Total    Less Than  1-3 Years  4-5 Years  After
                                          1 Year                         5 Years
                              ---------- ---------- --------- --------- --------
FHLB advances (1)              $205,675    $93,225   $73,150    $36,600  $2,700
Rental under operating leases     4,458        188     1,608        839   1,823
                               --------    -------   -------    -------  ------
Total                          $210,133    $93,413   $74,758    $37,439  $4,523
                               ========    =======   =======    =======  ======

________________
(1) At September 30, 2004, the Bank had $205.7 million of borrowings, including $99.7 million in repurchase agreement advances, outstanding with the FHLB. At September 30, 2004, its borrowing limit with the FHLB was $203.8 million, excluding repurchase agreement advances.

     The following table discloses the Bank's commercial commitments as of September 30, 2004:

                                    Total    Less Than  1-3 Years  4-5 Years  After
                                              1 Year                         5 Years
                                  ---------- ---------- --------- --------- --------
Lines of Credit (1)                 $23,811   $     3      $ 164    $ 126    $23,518
Other commitments to extend credit   49,774    49,774          -        -          -
                                    -------   -------      -----    -----    -------
Total                               $73,585   $49,777      $ 164    $ 126    $23,518
                                    =======   =======      =====    =====    =======

________________
(1)  Represents amounts committed to customers.

Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On September 30, 2004, the Bank was in compliance with all of its regulatory capital requirements. The following table sets forth the Bank's capital position and relativity to regulatory requirements as of September 30, 2004:

                                                                                    OTS Requirements
                                                          ------------------------------------------------------------------------
                                                                                                               Regulatory
                                                                                       Minimum           for classification as
                                                              Bank actual          capital adequacy        well-capitalized
                                                              -----------          ----------------        ----------------
                                                          Amount      Ratio        Amount     Ratio        Amount      Ratio
                                                          ------      -----        ------     -----        ------      -----
Total risk-based capital (to risk-weighted assets)       $91,991      17.51%      $42,029      8.00%      $52,537      10.00%
Tier 1 capital (to risk-weighted assets)                  87,860      16.72%        N/A         N/A        31,522       6.00%
Tier 1 capital (to adjusted total assets)                 87,860      10.64%       33,041      4.00%       41,301       5.00%
Tangible capital (to adjusted total assets)               87,860      10.64%       12,390      1.50%        N/A          N/A



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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

Qualitative Analysis. Because the majority of the Bank's interest-earning assets and interest-bearing liabilities are sensitive to changes in interest rates, a significant form of market risk for the Bank is interest rate risk, or changes in interest rates. The Bank is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or re-price more rapidly than interest-earning assets. Our assets include long-term, fixed-rate loans and investments, while our primary sources of funds are deposits and borrowings with substantially shorter maturities. Although having interest-bearing liabilities that re-price more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, this type of asset/liability mismatch is generally detrimental during periods of rising interest rates.

The Board of Directors has established an Asset and Liability Management and Budget Committee that consists of Directors Scott (Chairman), De Perez, Fiore, Kasper and Putvinski. The Committee meets quarterly with management to review current investments: average lives, durations and re-pricing frequencies of loans and securities; loan and deposit pricing and production volumes and alternative funding sources; interest rate risk analysis; liquidity and borrowing needs; and a variety of other assets and liability management topics. The executive session of the Committee is held monthly with Director Fiore presiding and senior management in attendance. The results of the quarterly and monthly meetings of the Committee are reported to the full Board at its regular meetings. In addition, the Committee generally meets during October and November each year with the goal of developing an annual business and operating plan for presentation to the full Board.

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

Quantitative  Analysis.  Management  actively  monitors its  interest  rate risk
exposure.   The  Bank's   objective  is  to  maintain  a  consistent   level  of
profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Bank uses the Office of Thrift Supervision Net Portfolio Value (NPV) Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset and Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and the net portfolio value are potentially affected by a 100 to 300 basis point (1/100th of a percentage point) upward and downward shift (shock) in the Treasury yield curve.

Management of the Company believes that there has not been a material adverse change in market risk during the three- and nine-month periods ended September 30, 2004.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. There were no lawsuits pending or known to be contemplated at September 30, 2004 that would be expected to have a material effect on the Company's operations or income.

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds.
        ------------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

--------------------- --------------- ---------------- ------------------------- ----------------------------

           Period       (a) Total       (b) Average      (c) Total Number of       (d) Maximum Number (or
                        Number of     Price Paid per      Shares (or Units)       Approximate Dollar Value)
                        Shares (or    Share (or Unit)    Purchased as Part of     of Shares (or Units) that
                          Units)                          Publicly Announced     May Yet Be Purchased Under
                        Purchased                         Plans or Programs         the Plans or Programs
--------------------- --------------- ---------------- ------------------------- ----------------------------
July 1-31, 2004             -                -                    -                        120,428
--------------------- --------------- ---------------- ------------------------- ----------------------------
August 1-31, 2004         6,670            10.15                  -                        113,758
--------------------- --------------- ---------------- ------------------------- ----------------------------
September 1-30, 2004      94,031           10.39                  -                        19,727
--------------------- --------------- ---------------- ------------------------- ----------------------------
Total                    100,701           10.33                  -
--------------------- --------------- ---------------- ------------------------- ----------------------------

---------------
1 On June 4, 2003, Synergy Financial Group, Inc. (the "Company") announced its plans to purchase shares of its common stock in open market transactions for use by the Company's 2003 Restricted Stock Plan.
2    Currently  there is no expiration  date for the repurchase of the Company's stock.
3 There has been no expiration of any plan during the period covered by the table above.
4    The Company has determined not to terminate any plan prior to expiration.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of SecurityHolders.
        --------------------------------------------------

         None.

Item 5. Other Information.
        -----------------

         None.

Item 6. Exhibits.
        --------

         a) Exhibits:

           31 Certification pursuant to ss.302 of the Sarbanes-Oxley Act of 2002 32 Certification pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES



          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SYNERGY FINANCIAL GROUP, INC.



Date: November 15, 2004              By:   /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

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

Date: November 15, 2004                 Date: November 15, 2004
