Form 10-K
period 2004-12-31
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2005-03-16
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004
                                           -----------------
                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     _____________.

                       Commission File Number: 000-50467
                                               ---------

                          SYNERGY FINANCIAL GROUP, INC.
                          -----------------------------
                         (Name of Issuer in Its Charter)

             New Jersey                                          52-2413926
-------------------------------                              ----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

310 North Avenue East, Cranford, New Jersey                       07016
-------------------------------------------                       -----
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:      (800) 693-3838
                                                     --------------

Securities registered under Section 12(b) of the Exchange Act:    None
                                                                -------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

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

         Indicate by check mark whether the Registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Act). YES  X    NO
                                           ---      ---

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was $108.5 million.

         As of February 28, 2005, there were 12,452,011 outstanding shares of the Registrant's common stock.

                                TABLE OF CONTENTS

Part I                                                                                 Page
------                                                                                 ----

Item 1.       Business...............................................................     1
Item 2.       Description of Property................................................    26
Item 3.       Legal Proceedings......................................................    27
Item 4.       Submission of Matters to a Vote of Security Holders....................    27

Part II
-------

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters
                and Issuer Purchases of Equity Securities............................    28
Item 6.       Selected Financial Data................................................    29
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................    31
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.............    44
Item 8.       Financial Statements and Supplementary Data............................    46
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.................................................    47
Item 9A.      Controls and Procedures................................................    48

Part III
--------

Item 10.      Directors and Executive Officers of the Registrant.....................    80
Item 11.      Executive Compensation.................................................    82
Item 12.      Security Ownership of Certain Beneficial Owners and Management.........    89
Item 13.      Certain Relationships and Related Transactions.........................    92
Item 14.      Principal Accounting Fees and Services.................................    92
Item 15.      Exhibits and Financial Statement Schedules.............................    93


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

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

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

         In preparation for the conversion and reorganization of Synergy Bank and its Stock Holding Company from the mutual holding company form of organization to a full stock corporation, a new corporation with the same name, Synergy Financial Group, Inc., was incorporated as a New Jersey corporation on August 27, 2003. Synergy Financial Group, Inc. completed its stock offering in connection with the conversion and reorganization to a full stock corporation on January 20, 2004. As part of the conversion and reorganization, the Stock Holding Company and Synergy, MHC ceased to exist and the shares formerly held by Synergy, MHC were canceled. Synergy Financial Group, Inc. sold 7,035,918 new shares to the public and the shares held by stockholders of the Stock Holding Company were exchanged for 5,416,093 shares of Synergy Financial Group, Inc., with a resulting total of 12,452,011 shares outstanding.

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

         We are in the business of offering financial services, including deposit products, one- to four-family residential mortgage loans, home equity loans, multi-family / non-residential loans, commercial, and consumer loans, including automobile and personal loans.

         We attract deposits from the general public and borrow money from the Federal Home Loan Bank (the "FHLB") of New York and use these deposits and FHLB borrowings primarily to originate loans and to purchase investment securities. Our principal sources of funds for lending and investing activities are deposits, FHLB borrowings, the repayment and maturity of loans and the maturity, call and occasional sale of investment securities. Our principal source of income is interest on loans and investment securities. Our principal expense is interest paid on deposits and FHLB borrowings.

         The Company's web site address is www.synergyonthenet.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission are available free of charge on the Company's web site via a link to www.sec.gov found under the "Investor Relations" menu.

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

Lending Activities

         General. We primarily originate real estate loans, including one- to four-family first mortgage loans, home equity loans, multi-family / non-residential mortgages, commercial loans and consumer loans, comprised mostly of direct automobile loans for both new and used vehicles. The loan portfolio is predominately comprised of one- to four-family residential real estate loans, most of which have fixed rates of interest.

         As a result of our recent growth, including growth in our non-residential mortgage loans, a significant portion of our loan portfolio is represented by new credits. Generally, loans that are relatively new, referred to as unseasoned loans, do not have sufficient repayment history to determine the likelihood of repayment in accordance with their terms. Originations and purchases of multi-family / non-residential mortgage loans totaled $75.4 million and $41.4 million during the years ended December 31, 2004 and 2003, respectively.

         Loan   Portfolio   Composition.   The  following   table  analyzes  the
composition of the loan portfolio by loan category at the dates indicated.

                                                                         At December 31,
                              ----------------------------------------------------------------------------------------------------
                                    2004                2003                  2002                 2001                2000
                              ---------------      ----------------      ----------------     ---------------     ----------------
                              Amount  Percent      Amount   Percent      Amount   Percent     Amount  Percent     Amount  Percent
                              ------  -------      ------   -------      ------   -------     ------  -------     ------ --------
                                                                      (Dollars in thousands)
Types of Loans:
---------------

Mortgage loans:
   One-to Four Family
     Residential (1)......  $248,046    43.83%   $226,085    51.66%    $202,325    62.92%    $148,826    65.81%  $127,004   66.69%
   Multi-Family /
     Non-Residential (2)..   155,744    27.52      90,665    20.71       48,386    15.05       19,044     8.43      2,072    1.08
Automobile................   146,148    25.83     109,277    24.97       63,796    19.83       52,206    23.08     45,812   24.06
Commercial................    12,208     2.16       7,838     1.79        2,472     0.77            -        -          -       -
Credit Card...............        42     0.01          71     0.02          136     0.04           30     0.01      6,969    3.66
Other Consumer (3)........     3,678     0.65       3,745     0.86        4,454     1.39        6,033     2.67      8,594    4.51
                            --------   ------    --------   ------     --------   ------     --------   ------   --------  ------
       Total loans........   565,866   100.00%    437,681   100.00%     321,569   100.00%     226,139   100.00%   190,451  100.00%
                                       ======               ======                ======                ======             ======
Deferred loan fees
   and costs..............       248                  178                    85                   (78)               (177)

Less:
   Allowance for
     loan losses..........    (4,427)              (3,274)               (2,231)               (1,372)             (1,176)
                            --------             --------              --------              --------            --------
       Total loans, net...  $561,687             $434,585              $319,423              $224,689            $189,098
                            ========             ========              ========              ========            ========

---------------------------
(1)  This category includes home equity loans.
(2)  This category includes construction loans.
(3) This category consists of personal loans (unsecured) and savings secured loans.

         Loan Maturity Schedule. The following table sets forth the maturity or re-pricing of the loan portfolio at December 31, 2004. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.

                              One- to
                            Four-Family     Multi-Family/                            Credit     Other
                          Residential (1) Non-Residential (2)Automobile    Commercial  Card  Consumer (3)    Total
                          --------------- --------------- -------------    ----------  ----  ------------    -----
                                                                  (In thousands)
Amounts Due:
Within 1 year............    $   3,146         $  3,289       $   1,603     $  3,246   $  42    $  370    $  11,696
After 1 year:
   1 to 3 years..........        7,624           10,438          64,498        2,447       -     1,882       86,889
   3 to 5 years..........        7,598              851          80,026        4,844       -     1,424       94,743
   5 to 10 years.........       35,629           10,001              21        1,171       -         2       46,824
   10 to 15 years........      120,137           44,476               -          500       -         -      165,113
   Over 15 years.........       73,912           86,689               -            -       -         -      160,601
                             ---------         --------       ---------     --------   -----    ------    ---------
     Total due after
       one year..........      244,900          152,455         144,545        8,962       -     3,308      554,170
                             ---------         --------       ---------     --------   -----    ------    ---------
     Total amount due....    $ 248,046         $155,744       $ 146,148     $ 12,208   $  42    $3,678    $ 565,866
                             =========         ========       =========     ========   =====    ======    =========

---------------------------------------
(1)  This category includes home equity loans.
(2)  This category includes construction loans.
(3) This category consists of personal loans (unsecured) and savings secured loans.

         The following table sets forth the dollar amount of all loans at December 31, 2004 that are due after December 31, 2005 that have fixed interest rates and that have floating or adjustable interest rates.

                                              Floating or
                            Fixed Rates    Adjustable Rates     Total
                            -----------    ----------------     -----
                                            (In thousands)
Mortgage Loans:
   One-to Four-Family
     Residential (1).....    $ 188,909         $ 55,991       $ 244,900
   Multi-Family /
     Non-Residential (2).       38,408          114,047         152,455
Automobile...............      144,545                -         144,545
Commercial...............        8,762              200           8,962
Other Consumer (3).......        3,308                -           3,308
                             ---------         --------       ---------
     Total...............    $ 383,932         $170,238       $ 554,170
                             =========         ========       =========

------------
(1)  This category includes home equity loans.
(2)  This category includes construction loans.
(3) This category consists of personal loans (unsecured) and savings secured loans.

         Residential Lending. One of our primary lending activities is the origination of one- to four-family mortgage loans. The majority of our residential lending is secured by property located in New Jersey. We will generally originate a mortgage loan in an amount up to 80% of the lesser of the appraised value or the purchase price of a mortgaged property. For loans exceeding this guideline, private mortgage insurance for the borrower is required.

         The majority of our residential loans are originated with fixed rates and have terms of fifteen to thirty years. Our adjustable rate loans have terms of fifteen to thirty years and adjustment periods of one, three, five or ten years according to the terms of the loan. These loans provide for an interest rate that is tied to a U.S. Treasury securities index.

         We generally make fixed rate mortgage loans that meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation ("FHLMC"). In accordance with our interest rate risk management policy and to assist in portfolio diversification, we occasionally sell qualifying one- to four-family residential mortgages in the secondary market to FHLMC without recourse and with servicing retained.

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

         Our residential loan portfolio includes home equity loans, which are originated in our market area and have maturities of up to fifteen years. At December 31, 2004, home equity loans totaled $118.9 million, or 21.0% of total loans. Collateral value is determined through the use of an Internet-based value estimator, a drive-by appraisal or a full appraisal. All loans over $250,000 require a full appraisal and title insurance policy.

         Multi-Family / Non-Residential Mortgage Loans. In 2000, we began to originate multi-family and non-residential mortgage loans, including loans on retail / service space and other income-producing properties. We require no less than a 25% down payment or equity position for multi-family / non-residential mortgage loans. Typically, these loans are made with variable rates of interest with terms of up to twenty years. Essentially all of these mortgage loans are on properties located within New Jersey. We occasionally sell participation interests in multi-family / non-residential mortgage loans originated by us that would otherwise exceed our loans-to-one-borrower limit. At December 31, 2004, the average balance of a multi-family / non-residential mortgage loan was $586,000.

         Multi-family / non-residential mortgage loans generally are considered to entail significantly greater risk than that which is involved with residential real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the real estate and the borrower. These risks can be significantly affected by economic conditions. In addition, multi-family / non-residential real estate lending generally requires substantially greater evaluation and oversight efforts compared to one- to four-family residential real estate lending.

         Consumer Loans. At December 31, 2004, consumer loans amounted to $149.9 million, or 26.5% of the total loan portfolio. The vast majority of these are automobile loans. At December 31, 2004, automobile loans totaled $146.1 million.

         In late 1999, we began to originate direct automobile loans over the Internet through an independent loan referral web site. A bank participating in the referral program sets certain criteria with the referral company to select those borrowers who meet that bank's lending standards. The borrower completes a qualification form and submits it via the web site. The referral company's automated system screens the borrower's qualification form and, if it meets our preset criteria, it is forwarded to us for consideration. The borrower's qualification form is sent to no more than four of the participating banks. Once we receive a qualification form, the automated system sends a notice to the borrower that he or she is conditionally approved and we make the borrower a loan offer. The borrower then decides whether to accept the loan offer. Upon acceptance, we disburse the funds. We pay a fee to the referral company for each qualification form we receive (even if that borrower does not accept our loan offer) and for each loan that is originated. Currently, an average of $7.7 million, or 92.6% of our monthly automobile loan originations are generated from this referral source. We will generally lend up to 100% of the purchase price of a new or used vehicle.

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

         Commercial Loans. At December 31, 2004, the commercial loan portfolio had grown to $12.2 million, representing 2.2% of the total loan portfolio at that date. During 2004, we introduced the availability of both commercial lines of credit and fixed term commercial loans. The commercial lines that are unsecured are limited to $100,000, while secured are offered at up to $1.0 million. The term for the unsecured line is no more than five years with an annual renewal, while fixed term loans are offered for terms of up to ten years.

         Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. In addition, commercial lending generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of December 31, 2004, our loans to one borrower limit was $14.0 million, and we had 113 borrowers with loan balances in excess of $1.0 million.

         At December 31, 2004, our largest single borrower had an aggregate balance of $9.2 million, representing real estate mortgage loans collateralized by professional office properties. At December 31, 2004, our second largest single borrower had an aggregate balance of $8.2 million, representing various real estate mortgage loans secured by a strip mall along with a professional office building and a non-residential property. At December 31, 2004, our third largest borrower had an aggregate balance of $7.3 million, representing various real estate mortgage loans collateralized primarily by multi-family residential properties and land. At December 31, 2004, all of these three lending relationships were current and performing in accordance with the terms of their loan agreements.

         Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include newspaper advertisements, our business development officers, repeat customers, applications through Synergy Bank's Internet site, real-estate broker referrals and "walk-in" customers. A significant source for our automobile loan originations is an independent referral web site.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.


                                                                       Year Ended December 31,
                                                        -----------------------------------------
                                                            2004         2003           2002
                                                            ----         ----           ----
                                                                    (In thousands)
Loan originations and purchases:
   Loan originations:
     One- to Four-Family Residential (1).............    $  81,716    $ 116,284      $ 110,578
     Multi-Family / Non-Residential (2)..............       58,936       36,392         31,116
     Automobile......................................       99,532       89,051         31,820
     Commercial......................................        7,171          920          2,472
     Other Consumer (3)..............................        2,509       11,964         13,026
                                                         ---------    ---------      ---------
   Total loan originations...........................      249,864      254,611        189,012

   Loans purchased through acquisition of
     First Bank of Central Jersey ("FBCJ")...........            -       21,880              -
   Loan purchases:
     One- to Four-Family Residential (1).............       11,347            -              -
     Multi-Family / Non-Residential (2)..............       16,427        5,000              -
     Automobile......................................            -            -         13,717
     Commercial......................................        2,691        1,486              -
     Other Consumer (3)..............................            -            -              -
                                                         ---------    ---------      ---------
   Total loan purchases..............................       30,465       28,366         13,717

Sales and loan principal repayments:
   Loans sold:
     One- to Four-Family Residential (1).............            -        2,307          4,852
     Multi-Family / Non-Residential (2)..............            -            -            500
     Automobile......................................            -            -              -
     Commercial......................................            -            -              -
     Other Consumer (3)..............................            -            -              -
                                                         ---------    ---------      ---------
   Total loans sold..................................            -        2,307          5,352
   Loan principal repayments.........................      152,296      165,074        101,947
                                                         ---------    ---------      ---------
     Total loans sold and principal repayments.......      152,296      167,381        107,299
   Decrease due to loan charge offs, offset by an
     increase in the amortization of FBCJ loans......          931          434            696
                                                         ---------    ---------      ---------
   Net increase in loan portfolio....................    $ 127,102    $ 115,162      $  94,734
                                                         =========    =========      =========

-----------------------
(1)  This category includes home equity loans.
(2)  This category includes construction loans.
(3) This category consists of personal loans (unsecured) and savings secured loans.

         The sale of mortgage loans is part of management's strategy to diversify the loan portfolio and mitigate interest rate risk. As of December 31, 2004, we serviced $4.1 million in loans for the Federal Home Loan Mortgage Corporation. We occasionally sell participation interests in non-residential mortgage loans originated by us that are considered large credits in order to reduce credit risk exposure and comply with our loans to one borrower limitation. We may continue to sell loans in the future when doing so will diversify our loan portfolio composition, mitigate interest rate risk or reduce our credit risk exposure.

         We generally sell loans on a non-recourse basis, with servicing retained and with a loan servicing fee of 25 basis points of the loan balance. At December 31, 2004, loans serviced for the benefit of other lenders totaled approximately $2.1 million.

         We occasionally purchase loans through other financial institutions' participation programs. During the year ended December 31, 2004, we purchased an aggregate of $33.0 million loans of which $30.5 million was funded at year end. The participations consisted of multi-family / non-residential and one- to four-family loans of $16.4 million and $8.8 million. The remainder was attributable to commercial and construction loans of $2.7 million and $2.6 million, respectively.

         Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of December 31, 2004 was approximately $67.9 million, excluding commitments on unused lines of credit of $26.3 million.

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

         In the case of mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale. We may be the buyer at this sale if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by receipt of deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold or otherwise disposed of. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that results from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2004, we did not hold any real estate owned.

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

                                                                             At December 31,
                                                     --------------------------------------------------------------
                                                        2004         2003         2002         2001          2000
                                                        ----         ----         ----         ----          ----
                                                                         (Dollars in thousands)
Loans accounted for on a non-accrual basis:
   One- to Four-Family Residential (1)...........      $   -        $   -        $   -        $   -         $ 57
   Multi-Family / Non-Residential (2)............          -            -            -            -            -
   Automobile....................................        230          298          374           32           19
   Commercial....................................         23           33            -            -            -
   Credit Card...................................          1            2            5           22           32
   Other Consumer (3)............................         10           16           70           17           79
                                                       -----        -----        -----        -----         ----
     Total.......................................      $ 264        $ 348        $ 449        $  71         $187
                                                       =====        =====        =====        =====         ====
Accruing loans which are contractually
   past due 90 days or more:
   One- to Four-Family Residential (1)...........          -            -            -            -            -
   Multi-Family / Non-Residential (2)............          -            -            -            -            -
   Automobile....................................          -            -            -            -            -
   Commercial....................................          -            -            -            -            -
   Credit Card...................................          -            -            -            -            -
   Other Consumer (3)............................          -            -            -            -            -
                                                       -----        -----        -----        -----         ----
     Total.......................................      $   -        $   -        $   -        $   -         $  -
                                                       =====        =====        =====        =====         ====
     Total non-performing loans..................      $ 264        $ 348        $ 449        $  71         $187
                                                       =====        =====        =====        =====         ====
Other non-performing assets......................      $   -        $   -        $   -        $   -         $  -
                                                       =====        =====        =====        =====         ====
     Total non-performing assets.................      $ 264        $ 348        $ 449        $  71         $187
                                                       =====        =====        =====        =====         ====
     Total non-performing loans to net loans.....       0.05%        0.08%        0.14%        0.03%        0.10%
                                                       =====        =====        =====        =====         ====
     Total non-performing loans to total assets..       0.03%        0.06%        0.10%        0.02%        0.08%
                                                       =====        =====        =====        =====         ====
     Total non-performing assets to total assets.       0.03%        0.06%        0.10%        0.02%        0.08%
                                                       =====        =====        =====        =====         ====

---------------------------------------
(1)  This category includes home equity loans.
(2)  This category includes construction loans.
(3) This category consists of personal loans (unsecured) and savings secured loans.

         For the year ended December 31, 2004, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current and performing according to the original loan agreements for the entire period was approximately $4,600. This amount was not included in our interest income for the period. No interest income on loans accounted for on a non-accrual basis was included in income during the year ended December 31, 2004.

         At December 31, 2004, there were no loans for which management had serious doubts as to the ability of such borrowers to comply with the present repayment terms that are not included in the table above as loans accounted for on a non-accrual basis.

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

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated as "special mention" by management.

         Management's classification of assets and its estimation of the amount of known and inherent loan losses in the loan portfolio is reviewed by the Asset Liability Committee on a regular basis and by the regulatory agencies as part of their examination process. At December 31, 2004, classified loans totaled $392,000. This amount included $154,000 of loans classified as "substandard." Management has deemed less than $1,000 of the loans classified as substandard as non-performing assets. At December 31, 2004, we had $238,000 of loans classified as "doubtful," all of which is non-performing assets, as shown in the table above. At December 31, 2004, we had no loans classified as "loss."

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

         Our estimation of known and inherent loan losses in the loan portfolio includes a separate review of all loans on which the collectibility of principal may not be reasonably assured. We evaluate all classified loans individually and base our determination of a loss factor on the likelihood of collectibility of principal, including consideration of the value of the underlying collateral securing the loan. Larger loans, which would generally include multi-family /
non-residential mortgages and commercial loans, are also evaluated for impairment individually. We also segregate loans by loan category and evaluate homogenous loans as a group.

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

         The following table sets forth information with respect to our allowance for loan losses at the dates indicated.

                                                                           For the Year Ended December 31,
                                                         -----------------------------------------------------------------
                                                            2004          2003         2002           2001         2000
                                                         ---------     ---------     ---------     ---------     ---------
                                                                       (Dollars in thousands)
Allowance balance (at beginning of year) .............   $   3,274     $   2,231     $   1,372     $   1,176     $     995
                                                         ---------     ---------     ---------     ---------     ---------
Charge-offs:
   One- to Four-Family Residential (1) ...............           -             -             -             -            57
   Multi-Family / Non-Residential (2) ................           -             -             -             -             -
   Automobile ........................................         727         1,146           280            61           101
   Commercial ........................................           -             -             -             -             -
   Credit Card .......................................           5            11            26           108           127
   Other Consumer (3) ................................          41           179           128           248           267
                                                         ---------     ---------     ---------     ---------     ---------
     Total ...........................................         773         1,336           434           417           495
Recoveries:
   One- to Four-Family Residential (1) ...............           -             -             3             2             1
   Multi-Family / Non-Residential (2) ................           -             -             -             -             -
   Automobile ........................................         345           292            42            39            26
   Commercial ........................................           -             -             -             -             -
   Credit Card .......................................          15            25            27            49            25
   Other Consumer (3) ................................          74           124           144           160           144
                                                         ---------     ---------     ---------     ---------     ---------
     Total ...........................................         434           441           216           250           196
                                                         ---------     ---------     ---------     ---------     ---------
Net charge-offs ......................................        (339)         (895)         (218)         (167)         (299)
Acquisition of First Bank of Central Jersey ..........           -           823             -             -             -
Provision for loan losses ............................       1,492         1,115         1,077           363           480
                                                         ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of year) ...................   $   4,427     $   3,274     $   2,231     $   1,372     $   1,176
                                                         =========     =========     =========     =========     =========
     Total gross loans outstanding (at end of year)...   $ 565,866     $ 437,681     $ 321,569     $ 226,139     $ 190,451
                                                         =========     =========     =========     =========     =========
Allowance for loan losses as a
   percent of total loans ............................        0.78%         0.75%         0.69%         0.61%         0.62%
                                                         =========     =========     =========     =========     =========
Net loans charged off as a percent of average
   loans outstanding during the year .................        0.06%         0.21%         0.07%         0.08%         0.17%
                                                         =========     =========     =========     =========     =========

---------------------------------------
(1)  This category includes home equity loans.
(2)  This category includes construction loans.
(3) This category consists of personal loans (unsecured) and savings secured loans.

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of our allowance for loan losses by collateral and the percent of loans in each category to total loans receivable, net, at the dates indicated. Management determines the allocation of our allowance for loan losses based on its assessment of the risk characteristics of each loan category. The change in allocation of the allowance from period to period also reflects the relative balances of each loan category. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The allocation is subject to change as management's assessment of the risk characteristics of each loan category may change from time to time.

                                                                                  At December 31,
                                 -------------------------------------------------------------------------------------------------
                                        2004              2003                  2002               2001                2000
                                 ------------------  ----------------  --------------------  -------------------  ----------------
                                            Percent           Percent               Percent             Percent            Percent
                                           of Loans          of Loans              of Loans            of Loans           of Loans
                                           to Total          to Total              to Total            to Total           to Total
                                   Amount    Loans    Amount   Loans     Amount      Loans     Amount    Loans    Amount    Loans
                                   ------    -----    ------   -----     ------      -----     ------    -----    ------    -----
                                                                  (Dollars in thousands)
At end of period allocated to:
   One-to Four Family
     Residential (1).........     $1,232     43.98%  $  921    59.60%   $   517      68.54%   $  813     68.15%  $  409     67.65%
   Multi-Family /
     Non-Residential (2).....        947     27.56      531    12.77        256       9.43       105      6.09        8      0.12
   Automobile................      2,079     25.65    1,472    25.00      1,113      19.83       319     23.08      158     24.06
   Commercial................         80      2.16       73     1.81          9       0.77         -         -        -         -
   Credit Card...............          5      0.01        2     0.02          -       0.04         -      0.01      268      3.66
   Other Consumer (3)........         84      0.64      275     0.81        336       1.39       135      2.67      333      4.51
                                  ------    ------   ------   ------    -------     ------    ------    ------   ------    ------
       Total allowance.......     $4,427    100.00%  $3,274   100.00%   $ 2,231     100.00%   $1,372    100.00%  $1,176    100.00%
                                  ======    ======   ======   ======    =======     ======    ======    ======   ======    ======

----------------------
(1)  This category includes home equity loans.
(2)  This category includes construction loans.
(3) This category consists of personal loans (unsecured) and savings secured loans.

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

         Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

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

         All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, asset/liability position and maturity of the security, our liquidity position and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

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

         We do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance-sheet derivative financial instruments. Further, we do not invest in securities which are not rated investment grade.

         Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. We focus primarily on mortgage-backed securities secured by one- to four-family mortgages.

         The mortgage originators use intermediaries (generally U.S. government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Such U.S. government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors. At December 31, 2004, all of our mortgage-backed securities were issued by either U.S. government agencies or government-sponsored enterprises.

         Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and prepayment risk are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. Our mortgage-backed securities consist primarily of securities issued by Government National Mortgage Association ("GNMA" or "Ginnie Mae"), Federal Home Loan Mortgage Association ("FHLMA" or "Freddie Mac") and the Federal National Mortgage Association ("FNMA" or "Fannie Mae"). Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder.

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

         Other Securities. In addition, at December 31, 2004, we held equity investments with a fair market value of $1.0 million, primarily consisting of an interest in the Community Reinvestment Act Qualified Investment Fund. We also held an approximate investment of $10.8 million in FHLB common stock (this amount is not shown in the securities portfolio). As a member of the FHLB, ownership of FHLB common stock is required. Furthermore, we owned shares of two financial institutions totaling approximately $37,000 in market value at December 31, 2004.

         The following table sets forth the carrying value of our investment securities portfolio at the dates indicated.

                                                      At December 31,
                                            ------------------------------
                                                2004       2003       2002
                                                ----       ----       ----
                                                      (In thousands)
Investment Securities Available-for-Sale:
-----------------------------------------
U.S. Government Obligations .............   $  2,443   $  3,467   $      -
Mortgage-Backed Securities:
   FHLMC ................................     82,330     64,098     21,407
   FNMA .................................     48,594     55,249     40,886
   GNMA .................................          -          -          -
Equity Securities .......................        993        965         10
                                            --------   --------   --------
     Total Available-for-Sale ...........    134,360    123,779     62,303

Investment Securities Held-to-Maturity:
---------------------------------------
Other Debt Securities ...................   $     10   $     10   $      -
U.S. Government Obligations .............          -          -          -
Mortgage-Backed Securities:
   FHLMC (1) ............................     47,360      5,623      3,249
   FNMA .................................     59,121     20,285     11,395
   GNMA .................................      4,093      7,296      2,763
                                            --------   --------   --------
     Total Held-to-Maturity .............    110,584     33,214     17,407
                                            --------   --------   --------
       Total ............................   $244,944   $156,993   $ 79,710
                                            ========   ========   ========

-----------------
(1) At December 31, 2004, includes $6.2 million of agency-issued collateralized mortgage obligations.

         Carrying Values, Yields and Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment securities portfolio at the dates indicated.

                                                                    At December 31, 2004
                                 ---------------------------------------------------------------------------------------------------
                                                                                            More than
                                 One Year or Less  One to Five Years Five to Ten Years      Ten Years           Total
                                 ----------------  ----------------- ----------------- ------------------ --------------------------
                                 Carrying Average  Carrying  Average  Carrying Average Carrying   Average Carrying  Average  Market
                                   Value   Yield     Value    Yield     Value   Yield    Value      Yield    Value   Yield   Value
                                   -----   -----     -----    -----     -----   -----    -----      -----    -----   -----   -----
                                                                               (Dollars in thousands)
Investment Securities
---------------------
Available-for-Sale:
-------------------
U.S. Government Obligations.....  $ 501   2.11%    $  1,942    3.11%  $      -      -%  $      -       -%  $  2,443  2.91% $   2,443
Mortgage-Backed Securities:
   FHLMC........................      -      -       41,952    3.60      1,826   3.89      38,553    3.35    82,330  3.49     82,330
   FNMA.........................     53   4.71        1,230    4.94      7,960   3.86      39,350    3.32    48,594  3.45     48,594
   GNMA.........................      -      -            -       -          -      -           -       -         -     -          -
Equity Securities...............      -      -            -       -          -      -         993       -       993     -        993
                                  -----            --------           --------          ---------          --------        ---------
     Total Available-for-Sale...    554              45,124              9,786             78,896           134,360          134,360

Investment Securities
---------------------
Held-to-Maturity:
-----------------
Mortgage-Backed Securities:
   FHLMC........................      -      -       12,975    3.45     16,131   3.91      18,254    4.35    47,360  3.95     47,333
   FNMA.........................      -      -        1,002    4.13     31,828   4.24      26,291    4.42    59,121  4.32     59,665
   GNMA.........................      -      -            -       -        198   6.64       3,895    4.44     4,093  4.54      4,146
Other Debt Securities...........      -      -           10    2.25          -      -           -       -        10  2.25         10
                                  -----            --------           --------          ---------          --------        ---------
     Total Held-to-Maturity.....      -              13,987             48,157             48,440           110,584          111,154
                                  -----            --------           --------          ---------          --------        ---------
       Total....................  $ 554            $ 59,111           $ 57,943          $ 127,336          $244,944        $ 245,514
                                  =====            ========           ========          =========          ========        =========

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

         Deposits. Our current deposit products include checking, savings, money market, club accounts, certificate of deposit accounts with terms from three months to ten years and individual retirement accounts ("IRAs"). Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

         Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including print media, radio, direct mail and inserts included with customer statements. We do not utilize the services of deposit brokers. Premiums or incentives for opening accounts are sometimes, but not generally, offered. Periodically, we select a particular certificate of deposit term for promotion.

         We pay interest rates on certificates of deposits that are toward the high range of rates offered by our competitors. Rates on savings and money market accounts are generally priced toward the middle and upper range of rates offered in our market. The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) our current cost of funds and yield on assets and asset/liability position; and (4) the alternate cost of funds on a wholesale basis, in particular, the cost of advances from the FHLB. Interest rates are reviewed by senior management on at least a weekly basis.

         A large percentage of our deposits are in certificates of deposit (46.9%, or $252.7 million, at December 31, 2004 as compared to 45.7%, or $216.4 million, at December 31, 2003). Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

         The following table sets forth the distribution of the average deposits in Synergy Bank for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

                                                                     For the Year Ended December 31,
                                 ---------------------------------------------------------------------------------------------------
                                                2004                               2003                           2002
                                 ---------------------------------- --------------------------------- ------------------------------
                                               Percent                            Percent                        Percent
                                   Average    of Total    Average     Average    of Total    Average   Average  of Total    Average
                                   Balance    Deposits   Rate Paid    Balance    Deposits   Rate Paid  Balance  Deposits   Rate Paid
                                   -------    --------   ---------    -------    --------   ---------  -------  --------   ---------
                                                                          (Dollars in thousands)
Money market accounts........... $158,658       31.27%      1.70%   $  81,852      18.62%      1.46%  $ 44,966    14.78%      1.74%
Savings and club accounts.......   70,244       13.84       0.50       71,959      16.37       0.70     62,310    20.47       1.23
Certificates of deposit and
   other time deposit accounts..  228,426       45.02       2.64      236,749      53.85       3.03    160,305    52.68       3.60
Checking accounts...............   50,065        9.87       0.06       49,052      11.16       0.12     36,743    12.07         -
                                 --------      ------       ----    ---------     ------       ----   --------   ------       ----
     Total deposits............. $507,393      100.00%      1.80%   $ 439,612     100.00%      2.03%  $304,324   100.00%      2.40%
                                 ========      ======       ====    =========     ======       ====   ========   ======       ====


         The following table sets forth the time deposits in Synergy Bank classified by interest rate as of the dates indicated.

                                  At December 31,
                       -----------------------------------
                          2004         2003         2002
                       --------     --------     ---------
                                  (In thousands)
Interest Rate
Less than 2%......     $ 41,702     $ 58,441     $     177
2.00-2.99%........      113,707       99,368        52,621
3.00-3.99%........       86,084       46,439       120,057
4.00-4.99%........        9,785        9,516        22,787
5.00-5.99%........        1,133        2,134         5,907
6.00-6.99%........          334          488           672
7.00-7.99%........            -            -            99
                       --------     --------     ---------
   Total..........     $252,745     $216,386     $ 202,320
                       ========     ========     =========

         The following table sets forth the amount and maturities of time deposits at December 31, 2004.

                                         December 31,                        After
                       ------------------------------------------------   December 31,
                          2005         2006         2007         2008         2009         Total
                       --------      -------      --------      -------       ------     --------
                                                     (In thousands)
Interest Rate
Less than 2%......     $ 41,647      $    55      $      -      $     -       $    -     $ 41,702
2.00-2.99%........       78,103       33,692         1,863           49            -      113,707
3.00-3.99%........        7,491       57,121        14,537        4,038        2,897       86,084
4.00-4.99%........        2,339          284         1,659          214        5,289        9,785
5.00-5.99%........          293          670           164            3            3        1,133
6.00-6.99%........          227          107             -            -            -          334
7.00-7.99%........            -            -             -            -            -            -
                       --------      -------      --------      -------       ------     --------
   Total..........     $130,100      $91,929      $ 18,223      $ 4,304       $8,189     $252,745
                       ========      =======      ========      =======       ======     ========

         The following table shows the amount of our certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2004.

Remaining Time Until Maturity              Certificates of Deposit
-----------------------------              -----------------------
                                               (In thousands)
Within three months.........................     $  12,626
Three through six months....................        17,658
Six through twelve months...................        20,483
Over twelve months..........................        53,994
                                                 ---------
                                                 $ 104,761
                                                 =========

         Borrowings. As the need arises or in order to take advantage of funding opportunities or to supplement our deposits as a source of funds, we borrow funds in the form of advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the FHLB stock we own and mortgage loans and may be secured by other assets, mainly securities. We use convertible FHLB advances for a portion of our funding needs. These borrowings are fixed-rate advances that can be called at the option of the FHLB. At December 31, 2004, our borrowing limit with the FHLB was $203.8 million, excluding repurchase agreement advances, consisting of an overnight line of credit of $34.0 million, an adjustable rate line of credit of $34.0 million and a regular advance limit of $135.8 million.

         Short-term FHLB advances generally have maturities of less than one year. The details of these advances are presented below:

                                                          At or For the
                                                      Year Ended December 31,
                                                      -----------------------
                                                    2004        2003      2002
                                                    ----        ----      ----
                                                     (Dollars in thousands)
FHLB Advances:
Average balance outstanding.................      $ 33,618   $ 35,413   $ 7,053
Maximum amount outstanding
   at any month-end during the period.......      $ 48,975   $ 69,300   $19,225
Balance outstanding at period end...........      $ 31,025   $ 38,229   $ 2,500
Weighted average interest rate
   during the period........................          1.61%      1.21%     1.98%
Weighted average interest rate
   at period end............................          2.42%      1.17%     1.35%

         At December 31, 2004, long-term FHLB advances totaled $181.4 million. Advances consist of fixed-rate advances that will mature within one to eight years. The advances are collateralized by FHLB stock, certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.3%. We had $19.6 million in unused overnight lines of credit at the FHLB at December 31, 2004.

         As of December 31, 2004, long-term advances mature as follows:

                                          (Dollars in thousands)
2005........................................     $  45,939
2006........................................        42,150
2007........................................        36,000
2008........................................        22,600
2009........................................        12,000
Thereafter..................................        22,700
                                                 ---------
   Total....................................     $ 181,389
                                                 =========

Subsidiary Activity

         In addition to the Bank, the Company has one service corporation subsidiary, Synergy Financial Services, Inc., which was incorporated under New Jersey law in June 1997 and began operation in May 1998. It was organized for the purpose of providing securities brokerage, insurance and investment services and products, including mutual funds and annuities, to customers of the Bank and the general public. In April 1999, Synergy Financial Services, Inc. entered into an agreement with INVEST Financial Corporation of Tampa, Florida, one of the nation's largest full-service providers of investment and insurance products through financial institutions, and continues to offer services and products through such company. At December 31, 2004, Synergy Financial Services, Inc. had total assets of $295,000. For the year ended December 31, 2004, it had commission income of $516,000 and net income of approximately $16,000.

         In November 2002, the Bank incorporated a wholly-owned subsidiary, Synergy Capital Investments, Inc., under New Jersey law, as an investment company. Its primary purpose is to hold investment securities. At December 31, 2004, Synergy Capital Investments, Inc. had total assets of $240.8 million. For the year ended December 31, 2004, it had net income of $4.9 million.

Personnel

         As of December 31, 2004, the Company had 118 full-time employees and 54 part-time employees. The employees are not represented by a collective bargaining agreement. We believe our relationship with our employees is satisfactory.

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

         Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act, and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

         Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, Synergy Financial Group, Inc. is not a grandfathered unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). As a result, Synergy Financial Group, Inc. and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities. Under the Home Owners' Loan Act, as amended by the GLB Act, the non-banking activities of Synergy Financial Group, Inc. are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of Synergy Bank unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

         Mergers and Acquisitions. Synergy Financial Group, Inc. must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Synergy Financial Group, Inc. to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of Synergy Financial Group, Inc. and the target institution, the effect of the acquisition on the risk to the insurance funds, the needs of the community and competitive factors.

Regulation of the Bank

         General. As a federally chartered savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity management, transactions with affiliates and community reinvestment. Federal savings banks are also subject to the reserve requirements of the Federal Reserve System. A federal savings bank's relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of its mortgage documents.

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

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the Savings Association Insurance Fund ("SAIF") insures the deposits of savings institutions, such as Synergy Bank. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the BIF or SAIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The assessment rate for most savings institutions, including the Bank, is currently 0%.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2004 the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits. The Bank does not have any non-withdrawable  accounts  or pledged  deposits.  Tier 1 and core  capital  are reduced by an institution's intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

         The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. For purposes of determining total capital, a savings institution's assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution's equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans.

         A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and other assets.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of December 31, 2004 and in each of the prior twelve months and, therefore, qualifies as a QTL.

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

Item 2. Description of Property
-------------------------------

         Our main office is located at 310 North Avenue East, Cranford, New Jersey. At December 31, 2004, we had eighteen locations, including our main office. All of our branch offices are located in Middlesex, Monmouth, Morris and Union counties, New Jersey.

         The following table sets forth the location of our main and branch offices, the year the office was opened, the net book value of each office and the deposits held or matured on December 31, 2004 at each office.

                             Month and Year      Leased or       Net Book Value at       Deposits at
Office Location              Facility Opened       Owned         December 31, 2004    December 31, 2004
---------------              ---------------       -----         -----------------    -----------------

Main Office                   October 1991         Owned           $1,621,058          $ 105,084,117 (1)
310 North Avenue East
Cranford, New Jersey

Branch Offices:

2000 Galloping Hill Road       March 1989         Leased(2)        $        -          $  23,853,384
   Building K-6
Kenilworth, New Jersey

2000 Galloping Hill Road       March 1978         Leased(2)        $        -          $   9,274,009
   Building K-2
Kenilworth, New Jersey

1011 Morris Avenue              May 1952          Leased(2)        $        -          $  12,127,203
Union, New Jersey

One Giralda Farms              April 1983         Leased(2)        $        -          $   3,850,917
Madison, New Jersey

1095 Morris Avenue              May 1993          Leased(2)        $        -          $   5,868,350
Union, New Jersey

2000 Galloping Hill Road      February 1993       Leased(2)        $        -          $  32,686,931
   Building K-15
Kenilworth, New Jersey

15 Market Street              November 1998       Leased(3)        $  571,950          $  61,061,995
Kenilworth, New Jersey

315 Central Avenue              May 1999          Leased(4)        $  287,279          $  66,321,864
Clark, New Jersey

225 North Wood Avenue          March 2001         Leased(5)        $   56,364          $  23,170,116
Linden, New Jersey



                             Month and Year      Leased or       Net Book Value at       Deposits at
Office Location              Facility Opened       Owned         December 31, 2004    December 31, 2004
---------------              ---------------       -----         -----------------    -----------------

1162 Green Street              April 2002          Owned           $1,737,429          $  31,164,725
Iselin, New Jersey

168-170 Main Street             May 2002           Owned           $1,831,766          $  24,305,878
Matawan, New Jersey

473 Route 79                    July 2002          Owned           $1,411,316          $  21,689,721
Morganville, New Jersey

101 Barkalow Avenue             July 2002          Owned(6)        $1,757,564          $  20,531,323
Freehold, New Jersey

1887 Morris Avenue            November 2002        Owned           $1,747,122          $  23,787,734
Union, New Jersey

Renaissance Plaza             December 2002       Leased(7)        $1,130,263          $  14,833,024
3665 Route 9 North
Old Bridge, New Jersey

1727 Route 130 South            May 1998          Leased(8)        $        -          $  36,543,136
North Brunswick, New Jersey

337 Applegarth Road            April 2000         Leased(9)        $        -          $  23,579,972
Monroe Township, New Jersey

---------------------------------------
(1) Includes deposit balances through our automated services and Call Center, as well as Synergy Financial Group, Inc.'s checking account.
(2) Branch is located within a corporate facility of Synergy Bank's former credit union sponsor. Synergy Bank makes no rent payments for such branch. These branch locations are occupied pursuant to a written agreement that provides for two-year terms that are automatically renewed upon expiration unless written notice of termination is given by either party.
(3) Lease term of fifteen years to expire in 2013. Terms provide for four five-year renewal options.
(4) Lease term of ten years to expire in 2009. Terms provide for one ten-year renewal option.
(5) Lease term of five years to expire in 2005. Terms provide for one five-year renewal option.
(6)  Synergy Bank leases space in the building to three tenants.
(7) Lease term of twenty years to expire in 2022. Terms provide for two ten-year renewal options.
(8) Branch acquired in the acquisition of First Bank of Central Jersey in January 2003. Lease term renewed in 2002 and expires in 2007. Synergy Bank subleases space in the building to one subtenant.
(9) Branch acquired in the acquisition of First Bank of Central Jersey in January 2003. Lease term renewed in 2004 and expires in 2005. Synergy Bank has entered into an agreement to lease an adjacent site for a term of twenty years beginning in 2005.

Item 3. Legal Proceedings
-------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         None.

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

     Upon completion of the Company's first-step minority stock offering in September 2002, the Company's common stock commenced trading on the OTC-Electronic Bulletin Board under the symbol "SYNF.OB." On January 20, 2004, the Company completed a second-step conversion and stock offering in which Synergy, MHC converted from the mutual form of organization to a full stock corporation; new shares of common stock of the Company were sold at an initial public offering price of $10.00 per share and previously outstanding shares of the Company were exchanged for new shares at an exchange ratio of 3.7231. Upon completion of that conversion and offering, the Company's common stock commenced trading on January 21, 2004 on the NASDAQ National Market under the symbol "SYNFD"; after twenty days the trading symbol became "SYNF."

     The table below shows the reported high and low sales prices of the common stock during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. Sales prices shown for the periods preceding the second-step conversion have been adjusted to reflect the exchange ratio of 3.7231.

                                     Sales Price            Dividend Information
                                ---------------------    --------------------------
                                                           Amount         Date of
                                  High          Low       Per Share       Payment
                                  ----          ---       ---------       -------
2003
First quarter..............     $  5.24      $  4.43       $ 0.00           NA
Second quarter.............        5.91         5.17         0.00           NA
Third quarter..............        8.86         5.37         0.00           NA
Fourth quarter.............       11.01         8.46         0.00           NA

2004
First quarter .............     $ 10.91      $ 10.16       $ 0.00           NA
Second quarter.............       10.29         9.05         0.00           NA
Third quarter..............       10.58        10.01         0.04      July 16, 2004
Fourth quarter.............       13.54        10.50         0.04    October 28, 2004

     Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend on a number of factors, including the Company's capital requirements, financial condition and results of operations, tax considerations, statutory and regulatory limitations, general economic conditions and such other factors as the Board of Directors deems relevant.

     Under New Jersey law, the Company may not pay dividends if, after giving effect thereto, it would be unable to pay its debts as they become due in the usual course of its business or if its total assets would be less than its total liabilities. The Company's ability to pay dividends also depends on the receipt of dividends from Synergy Bank which is subject to a variety of regulatory limitations on the payment of dividends.

     As of February 23, 2005, there were approximately 1,075 holders of record of the Company's common stock.

     The following table reports information regarding repurchases of the Company's common stock during the fourth quarter of 2004 and the stock repurchase plans approved by the Board of Directors.

                                                                                                       Maximum
                                                                             Total Number of      Number of Shares
                                                  Total                     Shares Purchased       that May Yet Be
                                                Number of      Average     as Part of Publicly     Purchased Under
                                                 Shares      Price Paid      Announced Plans        the Plans or
Period                                          Purchased     per Share    or Programs (1) (2)    Programs (1) (2)
------                                          ---------     ---------    -------------------    ----------------
October 1 - October 31, 2004................         NA            NA                NA                 19,727
November 1 - November 30, 2004..............     64,640         10.91            64,640                236,511
December 1 - December 31, 2004..............    172,660         12.32           172,660                 63,851
                                                -------         -----           -------
   Total....................................    237,300         11.52           237,300
                                                =======                         =======

---------------------------------------
(1) On June 4, 2003, the Company announced the adoption of a repurchase program to fund the Company's 2003 Restricted Stock Plan. This program originally specified the purchase of 56,685 shares, but was revised according to the ratio associated with the January 20, 2004 stock conversion to 211,031 shares. The Company announced the completion of this repurchase program on November 9, 2004.
(2) On November 9, 2004, the Company announced the adoption of a repurchase program to fund the Company's 2004 Restricted Stock Plan. This program specified the purchase of up to 281,436 shares of common stock to be made from time to time in the open market based on availability, price and the Company's financial performance. This program has no expiration date and has 63,851 shares yet to be purchased as of December 31, 2004.

     Subsequent to December 31, 2004, the Board of Directors approved the repurchase of up to 5.0 percent of the Company's outstanding shares of common stock (approximately 622,600 shares) in open market transactions. Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date and no assurance can be given as to when purchases will be made or to the total number of shares that will be purchased.

Item 6. Selected Financial Data
-------------------------------

     The following tables set forth selected consolidated historical financial and other data relating to the Company for the years and at the dates indicated. On March 1, 2001, the Bank was reorganized from a mutual savings bank into a mutual holding company structure. Accordingly, the financial and other data prior to March 1, 2001 represents the financial condition and results of operations of only Synergy Bank. On September 17, 2002, the Company completed a minority stock offering. Prior to completion of the minority stock offering, the Company existed but had no significant assets, liabilities or operations and all of its outstanding common stock was held by Synergy, MHC. Subsequent to December 31, 2003, the Company completed a second-step conversion from the mutual holding company structure into a full stock corporation. The MHC was dissolved in this conversion.

                          Selected Financial Highlights
                             (Dollars in thousands)

Balance Sheet:                                                           At December 31,
                                             ----------------------------------------------------------------------
                                               2004            2003           2002           2001            2000
                                             --------       ---------       --------       --------       ---------
Assets................................      $ 860,677      $  628,618      $ 431,275      $ 296,963      $  244,742
Loans receivable, net.................        561,687         434,585        319,423        224,689         189,098
Investment securities.................        244,944         156,993         79,710         51,047          38,225
Deposits..............................        538,916         473,535        354,142        249,813         191,144
FHLB advances.........................        212,414          72,873         36,456         22,500          31,500
Total stockholders' equity............        104,042          40,928         37,872         22,390          20,362

Summary of Operations:                                           For the Year Ended December 31,
                                             ----------------------------------------------------------------------
                                               2004            2003           2002           2001            2000
                                             --------       ---------       --------       --------       ---------
Interest income.......................       $ 36,400       $  30,066       $ 23,359       $ 19,071        $ 17,120
Interest expense......................         13,192          10,686          9,044          9,296           7,959
                                              -------        --------        -------        -------         -------
Net interest income...................         23,208          19,380         14,315          9,775           9,161
Provision for loan losses.............          1,492           1,115          1,077            363             480
                                              -------        --------        -------        -------         -------
Net interest income after
   provision for loan losses..........         21,716          18,265         13,238          9,412           8,681
Net gains on sales of loans
   and investment securities..........             38             174            112            893               -
Other income..........................          3,246           2,460          1,608          1,622           1,770
Operating expense.....................         18,381          15,576         11,727          9,001           8,209
                                              -------        --------        -------        -------         -------
Income before income tax expense......          6,619           5,323          3,231          2,926           2,242
Income tax expense....................          2,416           1,911          1,200          1,024             712
                                              -------        --------        -------        -------         -------
Net income............................       $  4,203       $   3,412       $  2,031       $  1,902        $  1,530
                                              =======        ========        =======        =======         =======

                            Selected Financial Ratios

Performance Ratios:                            2004            2003           2002           2001            2000
                                             --------       ---------       --------       --------       ---------
Return on average assets
   (net income divided by
   average total assets)..............         0.55%          0.62%           0.54%          0.70%          0.66%
Return on average equity
   (net income divided
   by average equity).................         4.20           8.69            8.11           9.09           8.07
Dividend payout ratio.................        31.57           0.00            0.00           0.00           0.00
Net interest rate spread..............         3.01           3.69            4.03           3.60           3.90
Net interest margin on average
   interest-earning assets............         3.20           3.74            4.08           3.75           4.09
Average interest-earning
   assets to average
   interest-bearing liabilities.......       110.53         102.23          101.75         104.25         105.13
Efficiency ratio (operating
   expenses divided by the
   sum of net interest income
   and other income)..................        69.38          70.76           72.87          73.24          75.09


Asset Quality Ratios:                          2004            2003           2002           2001            2000
                                             --------       ---------       --------       --------       ---------

Non-performing loans to
   total loans, net at period end.....         0.05%          0.08%           0.14%          0.03%          0.10%
Non-performing assets to
   total assets at period end.........         0.03           0.06            0.10           0.02           0.08
Net charge-offs to average
   loans outstanding..................         0.06           0.21            0.07           0.08           0.17
Allowance for loan losses to
   total loans at period end..........         0.78           0.75            0.69           0.61           0.62

Capital Ratios:
Average equity to average assets
   ratio (average equity divided
   by average total assets)...........        13.20           6.37            6.74           7.69           8.13
Equity to assets at period end........        12.09           6.51            8.78           7.54           8.32

Full Service Offices:                            18             18              16             11             11


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

General

     Management's discussion and analysis of financial condition and results of operations is intended to provide assistance in understanding the consolidated financial condition and results of operations of the Company. The information in this section should be read with the consolidated financial statements and the notes thereto included in this Form 10-K.

     Our results of operations are primarily dependent on our net interest income. Net interest income is a function of the balances of loans and investments outstanding in any one period, the yields earned on those loans and investments and the interest paid on deposits and borrowed funds that were outstanding in that same period. To a lesser extent, the relative levels of our non-interest income and operating expenses also affect our results of operations. Our other income consists primarily of fees and service charges, and to a lesser extent, gains (losses) on the sale of loans and investments. The other expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing costs, marketing costs, professional fees, office supplies, telephone and postage costs. Our results of operations are significantly impacted by the amount of provisions for loan losses which, in turn, are dependent upon, among other things, the size and makeup of the loan portfolio, loan quality and loan trends. Our results of operations are affected by general economic, regulatory and competitive conditions, including changes in prevailing interest rates and the policies of regulatory agencies.

Forward-Looking Statements

     This document contains forward-looking statements that project our future operations, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. the Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

     The Company does not undertake and specifically disclaims any obligation to release publicly the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Business Strategy

     Our business strategy has been to operate as a well-capitalized, independent financial institution, dedicated to providing convenient access and quality service at competitive prices. Generally, we have sought to implement this strategy by maintaining a substantial part of our assets in loans secured by one-to-four family residential real estate located in our market area, and home equity and consumer loans. In recent years, we have sought to diversify our loan portfolio with emphasis on shorter maturities and adjustable-rate products. At the same time, we have sought to expand our deposit base, particularly core deposits. To the extent that new deposits have exceeded loan originations, we have invested these funds primarily in investment securities. We have also availed ourselves of leveraged borrowings for purposes of temporarily financing our growth.

     We intend to continue to emphasize a variety of loan products consisting of one-to-four-family mortgages, home equity loans, multi-family / non-residential mortgages, commercial and consumer loans. During recent years, we have significantly increased our origination of automobile loans, multi-family / non-residential mortgage loans, and commercial loans within our market area. We began to originate automobile loans through an Internet source in late 1999 and multi-family / non-residential mortgage loans in 2000. In the most recent fiscal year, we have expanded our activity in commercial lending. As of December 31, 2004, we had total automobile loans of $146.1 million, multi-family / non-residential loans of $155.7 million, and commercial loans of $12.2 million.

     We intend to grow our branch office network, which will expand our geographic reach, and will consider the acquisition of other financial institutions. We do not, however, have any current understandings, agreements or arrangements for the expansion of our business, other than opening new branch office locations. As of December 31, 2004, we operated eighteen branch offices (including our main office) in Middlesex, Monmouth, Morris, and Union counties, New Jersey. Synergy has plans to open three new branches and relocate one branch office in 2005. We also intend to open three new branch offices in the following year.

     We will continue to evaluate our business beyond traditional retail banking. To this end, Synergy Financial Services, Inc., a subsidiary of the Company, began operations in 1998 for the purpose of providing securities brokerage, insurance and investment services and products, including mutual funds and annuities, to customers of Synergy Bank and the general public.

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

     Allowance for Credit Losses. The Company recognizes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

     Intangible Assets. Intangible assets such as goodwill and the core deposit intangible associated with the First Bank of Central Jersey acquisition in January, 2003 are subject to annual impairment tests and, in the case of the core deposit intangible, amortization of the asset through a charge to expense. To the extent the outcome of the impairment tests differ from the carrying value, additional charges to expense could be required to reduce the carrying value to fair value, which would adversely impact earnings in future periods.

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

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

     Assets. Total assets increased $232.1 million, or 36.9%, to $860.7 million at December 31, 2004, from $628.6 million at December 31, 2003. The increase in total assets resulted primarily from an $88.0 million, or 56.0%, increase in investment securities and a $127.1 million, or 29.2%, increase in net loans receivable.

     The increase in investment securities included the purchase of $156.5 million in agency issued mortgage-backed securities. The increase was primarily the result of investing the net capital of $69.2 million from the Company's second-step stock offering that was completed on January 20, 2004. Investment securities purchased were exclusively federal agency issued mortgage-backed securities. These purchases were offset by $65.7 million and $1.4 million in principal repayments and premium amortization of existing investment securities, respectively, and $1.3 million in sales of investment securities which generated a $38,000 gain on sales. Additionally, there was a $217,000 decrease in the unrealized market value associated with investment securities designated available-for-sale.

     Net loans increased 29.3%, or $127.1 million, to $561.7 million at December 31, 2004, from $434.6 million at December 31, 2003. This growth includes $98.1 million in originations, net of principal repayments, and $30.5 million in purchases, offset by amortization of the premium on purchased loans and an increase in provisions for loan losses. The most significant growth during the year ended December 31, 2004 was in multi-family / non-residential mortgage loans of $64.9 million, or 71.6%.

     On December 31, 2004, total loans, including deferred fees and expenses, of $566.1 million were comprised of 23.2% in one- to four-family real estate loans, 20.2% in home equity loans, 27.5% in multi-family / non-residential mortgage loans, 26.7% in consumer loans and 2.2% in commercial loans. At the end of the second quarter of 2004, Synergy Bank expanded its lending product line to include commercial and industrial loans via the addition of two experienced lenders who were previously employed by a local commercial bank. As a result, the Company expects to experience an increase in this loan category in future periods.

     The allowance for loan losses was $4.4 million, or 0.78% of total loans, at December 31, 2004 as compared to $3.3 million, or 0.75% of total loans, at December 31, 2003. This reflects a provision for loan losses of $1.5 million for the year, offset by net charge-offs of $339,000. Non-performing assets to total assets decreased to 0.03%, at December 31, 2004, from 0.06% at December 31, 2003.

     The Company increased its investment in Federal Home Loan Bank ("FHLB") stock by $7.1 million, or 195.6%, to $10.8 million at December 31, 2004. This was a direct result of FHLB requirements associated with the increased level of borrowings from the institution.

     Other assets increased $11.5 million during the year ended December 31, 2004 primarily as the result of increased investment in bank-owned life insurance. The Company invested an additional $10.0 million in bank-owned life insurance during the third quarter. The return on this investment is utilized to fund the cost of benefit plans. The Company's investment in bank-owned life insurance totaled $12.6 million at December 31, 2004 as compared to $2.5 million at December 31, 2003.

     Liabilities. Total liabilities increased $168.9 million, or 28.8%, to $756.6 million at December 31, 2004, from $587.7 million at December 31, 2003. The increase in total liabilities resulted primarily from an increase of $65.4 million, or 13.8%, in deposits and a $139.5 million, or 191.5%, increase in FHLB advances, offset by the elimination of $38.3 million in stock subscriptions payable held at December 31, 2003. The balance of the change is attributable to increases associated with escrow payments for taxes and insurance, accrued interest payable and the establishment of an obligation as a result of the December 21, 2004 dividend declaration.

     Deposits reached $538.9 million at December 31, 2004, an increase of $65.4 million, or 13.8%, from the $473.5 million reported at December 31, 2003. Core deposits, consisting of checking, savings and money market accounts, represented 53.1% of total deposits at December 31, 2004, compared to 54.3% at December 31, 2003. The majority of deposit growth consisted of an increase in certificates of deposit of $36.4 million, or 16.8%, and an increase in money market deposit accounts of $24.0 million, or 17.2%.

     The increase in FHLB advances was to fund both the purchase of investment securities and the origination of loans during this period. A significant portion of the increase was attributable to the funding of a $50.0 million leverage strategy at the close of the quarter ended June 30, 2004. It is projected that the deposit flow from existing and new branches will be used to fund the Bank's loan demand and decrease the balance of short-term FHLB advances.

     Equity. Stockholders' equity totaled $104.0 million at December 31, 2004, an increase of 154.2%, or $63.1 million, from $40.9 million at December 31, 2003. The increase in stockholders' equity is largely attributable to $69.2 million in net proceeds from the completion of a second-step stock conversion on January 20, 2004 and also reflects $4.2 million in earnings for the year ended December 31, 2004. This was offset by a $5.0 million increase in unearned Employee Stock Ownership Plan shares, a $2.4 million net increase in unearned compensation associated with restricted stock plans, a $4.2 million increase in treasury shares associated with the restricted stock plans buyback, a $1.4 million reduction in retained earnings associated with the payment of dividends and a decrease in accumulated other comprehensive income, net of tax effect, of $139,000.

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

     Assets. Total assets increased $197.3 million, or 45.8%, to $628.6 million at December 31, 2003, from $431.3 million at December 31, 2002. The increase in total assets resulted primarily from a $77.3 million, or 97.0%, increase in investment securities and a $115.2 million, or 36.1%, increase in net loans receivable.

     The increase in investment securities included the purchase of $138.0 million in agency issued mortgage-backed securities and $23.1 million of investment securities acquired in the acquisition of First Bank of Central Jersey. These purchases were offset by $72.4 million in principal amortization of existing investment securities and $9.0 million in sales of investment securities.

     During the year ended December 31, 2003, the bank originated $256.0 million in loans, and acquired $21.9 million in loans in the acquisition of First Bank of Central Jersey, which were adjusted to reflect their fair market value. Loan participations constituted $6.1 million. The bulk of the increase was attributable to growth in automobile loans of $45.5 million and multi-family / non-residential mortgage loans of $42.3 million. These increases were offset by $165.1 million in loan principal repayments.

     Other assets increased $3.7 million during the year ended December 31, 2003 primarily as a result of increased accounts receivable, the addition of intangible assets and an increase in the value of our bank-owned life insurance policy. Accounts receivable increased by approximately $2.7 million as the growth of the investment security portfolio generated an increase in delayed principal repayments. The acquisition of First Bank of Central Jersey in January 2003 generated a core deposit intangible and goodwill which amounted to $738,000 and $39,000, respectively, as of December 31, 2003. Finally, the appreciation of the value of our bank-owned life insurance policy measured $365,000 for the year.

     Liabilities. Total liabilities increased $194.3 million, or 49.4%, to $587.7 million at December 31, 2003, from $393.4 million at December 31, 2002. The increase in liabilities resulted primarily from an increase of $119.4 million in deposits, of which $91.2 million was in money market accounts, $14.1 million in certificates of deposit and $14.1 million was in savings and checking accounts. The significant increase in money market accounts was attributable to the introduction of the Money Maximizer Gold product which was offered at a competitively attractive rate. Deposits acquired in the acquisition of First Bank of Central Jersey amounted to $51.2 million; at year-end the balance totaled $48.2 million.

     FHLB advances increased by $36.4 million, or 99.9%, over the December 31, 2002 level, to $72.9 million. The increase in FHLB advances was to fund both the purchase of investment securities and loan originations during this period.

     Also adding to the increase in liabilities was the receipt of the funds of the stock subscriptions for the Company's second step stock conversion which closed on January 20, 2004. Stock subscriptions payable totaled $38.3 million at December 31, 2003. The entire amount became capital of the Company at the closing date of the conversion. The funds received were initially utilized to pare back FHLB overnight and short term borrowings, and then used to fund the purchase of investment securities as part of the leverage strategy executed in the second quarter of 2004.

     Equity. Stockholders' equity increased $3.1 million, or 8.1%, to $40.9 million at December 31, 2003, from $37.9 million at December 31, 2002. This increase was primarily attributable to a $3.4 million increase in net income for the year, a $1.4 million increase in additional paid-in-capital, offset by $1.1 million in unearned stock compensation and a decline of $722,000 in accumulated other comprehensive income, net of tax.

     Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2004, 2003 and 2002. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                                    For the Year Ended December 31,
                                                  At December 31,    ---------------------------------------------------------------
                                                       2004                       2004                             2003
                                                -----------------    ------------------------------   ------------------------------
                                                                      Average               Average    Average              Average
                                                Balance Yield/Cost(1) Balance   Interest  Yield/Cost   Balance   Interest Yield/Cost
                                                ------- ----------    -------   --------  ----------   -------   -------- ----------
                                                                                   (Dollars in thousands)
Interest-earning assets:
Loans receivable, net (2)....................  $ 561,687    5.77%    $ 484,074   $ 28,258    5.84%    $ 373,530   $ 25,548    6.84%
Investment securities (3)....................    244,944    3.68       227,645      7,980    3.51       139,262      4,401    3.16
Other interest-earnings assets (4)...........     12,530    0.56        13,016        162    1.24         5,681        117    2.06
                                                --------              --------    -------              --------    -------
   Total interest-earning assets.............    819,161    5.03       724,735     36,400    5.02       518,473     30,066    5.80
Non-interest-earning assets..................     41,516                33,721                           29,758
                                                --------              --------                         --------
   Total assets..............................  $ 860,677             $ 758,456                        $ 548,231
                                                ========              ========                         ========
Interest-bearing liabilities:
Checking accounts (5)........................  $  52,019    0.11%    $  50,065   $     30    0.06%    $  49,052   $     60    0.12
Savings and club accounts....................     67,115    0.50        70,244        351    0.50        71,959        502    0.70
Money market accounts........................    167,037    1.72       158,658      2,697    1.70        81,852      1,193    1.46
Certificates of deposit......................    252,745    2.84       228,246      6,036    2.64       236,749      7,181    3.03
FHLB advances................................    212,414    3.12       142,641      4,055    2.84        67,557      1,750    2.59
Stock subscriptions payable..................          -    0.00         5,677         23    0.41             -          -       -
                                                --------              --------    -------              --------    -------
   Total interest-bearing liabilities........    751,330    2.26       655,711     13,192    2.01       507,169     10,686    2.11
                                                                                  -------                          -------

Non-interest-bearing liabilities.............      5,305                 2,642                            6,146
                                                --------              --------                         --------
     Total liabilities.......................    756,635               658,352                          513,315
Stockholders' equity.........................    104,042               100,104                           34,916
                                                --------              --------                         --------
     Total liabilities and
       stockholders' equity..................  $ 860,677             $ 758,456                        $ 548,231
                                                ========              ========                         ========
Net interest income..........................                                    $ 23,208                         $ 19,380
                                                                                  =======                          =======
Interest rate spread (6).....................               2.77                             3.01                             3.69
Net yield on interest-earning  assets (7)....               2.96                             3.20                             3.74
Ratio of average interest-earning assets
    to average interest-bearing liabilities..             109.18                           110.53                           102.23

                                                 For the Year Ended December 31,
                                               ---------------------------------
                                                              2002
                                               ---------------------------------
                                                Average                Average
                                                Balance    Interest   Yield/Cost

Interest-earning assets:
Loans receivable, net (2)....................  $ 280,768   $ 20,191      7.19%
Investment securities (3)....................     58,827      2,950      5.01
Other interest-earnings assets (4)...........     11,306        218      1.93
                                                --------    -------
   Total interest-earning assets.............    350,901     23,359      6.66
Non-interest-earning assets..................     20,606
                                                --------
   Total assets..............................  $ 371,507
                                                ========
Interest-bearing liabilities:
Checking accounts (5)........................  $  36,743   $      -         -
Savings and club accounts....................     62,310        765      1.23
Money market accounts........................     44,966        784      1.74
Certificates of deposit......................    160,305      5,773      3.60
FHLB advances................................     40,532      1,722      4.25
Stock subscriptions payable..................          -          -         -
                                                --------    -------
   Total interest-bearing liabilities........    344,856      9,044      2.62
                                                            -------

Non-interest-bearing liabilities.............      1,615
                                                --------
     Total liabilities.......................    346,471
Stockholders' equity.........................     25,036
                                                --------
     Total liabilities and
       stockholders' equity..................  $ 371,507
                                                ========
Net interest income..........................              $ 14,315
                                                            =======
Interest rate spread (6).....................                            4.03
Net yield on interest-earning  assets (7)....                            4.08
Ratio of average interest-earning assets
    to average interest-bearing liabilities..                          101.75


------------------------
(1) Interest yields at December 31, 2004 are calculated using the annualized interest for the month of December divided by the average balance for the month of December.
(2) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(3) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(4)  Includes FHLB stock at cost and deposits with other financial institutions.
(5) Includes stock subscriptions received in connection with the Company's second-step mutual-to-stock conversion completed on January 20, 2004.
(6) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

     Rate / Volume Analysis. The relationship between the volume and rates of our interest-earning assets and interest-bearing liabilities influences our net interest income. The following table reflects the sensitivity of our interest income and interest expense to changes in volume and in prevailing interest rates during the periods indicated. Each category reflects the: (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); (3) changes in rate/volume (change in rate multiplied by the change in volume); and (4) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.


                                       For the Year Ended December 31,           For the Year Ended December 31,
                                                2004 vs. 2003                             2003 vs. 2002
                                    ------------------------------------      -------------------------------------
                                         Increase (Decrease) Due to                Increase (Decrease) Due to
                                    ------------------------------------      -------------------------------------
                                                         Rate/                                      Rate/
                                    Volume     Rate     Volume      Net       Volume      Rate     Volume      Net
                                    ------     ----     ------      ---       ------      ----     ------      ---
                                                                    (In thousands)
Interest and dividend income:
   Loans receivable, net.......    $ 7,561   $(3,735)  $(1,116)  $ 2,710     $  6,670  $   (983)  $   (325)  $ 5,362
   Investments, mortgage-backed
     securities and other......      2,974       362       243     3,579        4,030    (1,088)    (1,488)    1,454
   Other.......................         32        10         3        45         (109)       15         (7)     (101)
                                   -------   --------  --------  -------     --------  ---------  ---------  --------
Total interest-earning assets..    $10,567   $(3,363)  $  (870)  $ 6,334     $ 10,591  $ (2,056)  $ (1,820)  $ 6,715
                                   =======   ========  ========  =======     ========  =========  =========  ========

Interest expense:
   Checking accounts...........    $     1   $   (29)  $    (2)  $   (30)    $      -  $     44   $     15   $    59
   Savings and club accounts...        (12)     (144)        5      (151)         119      (330)       (51)     (262)
   Money market accounts.......      1,121       196       187     1,504          642      (126)      (103)      413
   Certificate accounts........       (252)     (923)       30    (1,145)       2,752      (914)      (436)    1,402
   FHLB advances...............      1,944       169       192     2,305        1,149      (673)      (449)       27
   Stock subscriptions payable           -         -        23        23            -         -          -         -
                                   -------   --------  --------  -------     --------  ---------  ---------  --------
Total interest-bearing liabilities $ 2,802   $  (731)  $   435   $ 2,506     $  4,662  $ (1,999)  $ (1,024)  $ 1,639
                                   =======   ========  ========  =======     ========  =========  =========  ========
Change in net interest income..    $ 7,765   $(2,632)  $(1,305)  $ 3,828     $  5,929  $    (57)  $   (796)  $ 5,076
                                   =======   ========  ========  =======     ========  =========  =========  ========

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

     Net Income. Net income increased by $791,000, to $4.2 million, for the year ended December 31, 2004 compared to $3.4 million for the year ended December 31, 2003, a 23.2% increase. The increase was primarily attributable to a $3.8 million increase in net interest income and a $650,000 increase in other income, offset by a $377,000 increase in the provisions for loan losses, a $2.8 million increase in other expenses and a $505,000 increase in income tax expense as a result of higher earnings.

     Net Interest Income. Net interest income for the year ended December 31, 2004 was $23.2 million compared to $19.4 million for last year, an increase of 19.8%. Total interest income increased by $6.3 million, to $36.4 million, while total interest expense increased by $2.5 million, to $13.2 million, for the year ended December 31, 2004 when compared to the prior year. This increase was attributable to management's growth strategy, including the investing of the proceeds from the additional capital raised in the second-step mutual-to-stock conversion.

     The 21.1% increase in total interest income was primarily due to a $206.3 million, or 39.8%, increase in the average balance of interest-earning assets, offset by a 78 basis point decrease in the average yield earned on these investments when compared to the prior year. The increase in interest-earning assets was a direct result of management's growth strategy, which included investing the capital raised in the second-step mutual-to-stock conversion. The decrease in the average yield was primarily attributable to lower market interest rates on loans originated to replace higher yielding loans that were repaid by the borrowers.

     The 23.5% increase in total interest expense resulted primarily from a $148.5 million, or 29.3%, increase in the average balance of interest-bearing liabilities, offset by a 10 basis point decrease in the average cost of funds when compared to the prior year. The majority of the increase in the average balance of interest-bearing liabilities for 2004 was comprised of a $76.8 million, or 93.8%, increase in the average balance of money market accounts and a $75.1 million, or 111.1%, increase in the average balance of advances from the FHLB. The decrease in the average cost of interest-bearing liabilities was primarily attributable to pricing strategies and lower market interest rates.

     Provision for Loan Losses. The provision for loan losses increased by $377,000, or 33.8%, to $1.5 million, for the year ended December 31, 2004, from $1.1 million for 2003. We allocate the allowance to various categories based on our classified assets, our historical loan loss experience and our assessment of the risk characteristics of each loan category and the relative month-end balances of each category. The ratio of allowance for loan losses to total loans without recourse was 0.78% at year-end 2004, an increase of 3 basis points over the year ended December 31, 2003. Total charge-offs amounted to $773,000 and recoveries amounted to $434,000 for a net charge-off amount of $339,000 for the year ended December 31, 2004. This represents a decrease in net charge-offs of $556,000 when compared to the previous year. The positive trend is attributable to the aging of the indirect automobile loans acquired from the former First Bank of Central Jersey.

     Other Income. Other income during the year ended December 31, 2004 totaled $3.3 million compared to $2.6 million for the year ended December 31, 2003. This represents an increase of $650,000, or 24.7%. The increase was attributable to a $469,000 increase in charges and fees on deposit accounts and a $400,000 increase in commission income generated by annuity sales, offset by a $136,000 decline in income associated with loan and investment security sales.

     Other Expenses. For the year ended December 31, 2004, other expenses totaled $18.4 million compared to $15.6 million for the prior year, an increase of $2.8 million, or 18.0%. The increase was primarily attributable to wages and benefits associated with the Company's growth strategy, equity-based employee compensation plans and an increase in audit and professional expenses.

     Income Tax Expense. Income tax expense increased by $505,000, or 26.4%, during the year ended December 31, 2004 when compared to the year ended December 31, 2003, reflecting higher income for the 2004 period.

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

     Net Income. Net income totaled $3.4 million for 2003 compared to $2.0 million for 2002. The increase of $1.4 million, or 67.9%, was primarily due to an increase in net interest income of $5.1 million, or 35.4%, and an increase in other income of $913,000, offset by a $37,000 increase in the provision for loan losses, a $3.9 million increase in other expenses and a $710,000 increase in income taxes.

     Net Interest Income. Net interest income grew by $5.1 million, or 35.4%, to $19.4 million for 2003, from $14.3 million for 2002. Total interest income increased by $6.7 million, to $30.1 million for 2003, while total interest expense increased by $1.6 million, to $10.7 million.

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

     The $1.6 million increase in total interest expense resulted primarily from a $162.3 million, or 47.1%, increase in the average balance of interest-bearing liabilities, offset by a 51 basis point decrease in the average cost of these funds. The increase in the average balance of interest-bearing liabilities during the year reflects organic growth as well as the acquisition of First Bank of Central Jersey in the first quarter of 2003. Further, the average balance of interest-bearing liabilities reflected an increased level of borrowings, with the average balance increasing by $27.0 million during 2003. The decrease in the average cost of interest-bearing liabilities was primarily attributable to lower market rates during the year ended December 31, 2003.

     Provision for Loan Losses. The provision for loan losses increased by $37,000, or 3.5%, to $1.1 million for 2003. The allowance for loan losses totaled $3.3 million at year-end 2003 compared with $2.2 million at year-end 2002. We allocate the allowance to various categories based on our classified assets, our historical loan loss experience and our assessment of the risk characteristics of each loan category and the relative month-end balances of each category. The ratio of allowance for loan losses to total loans without recourse was 0.75% at year-end 2003, an increase of 6 basis points over the year ended December 31, 2002. Total charge-offs amounted to $1.3 million and recoveries amounted to $441,000 for a net charge-off amount of $896,000. This represents a net charge-off increase over the prior year of $678,000, due primarily to the indirect auto loan portfolio acquired in the acquisition of First Bank of Central Jersey.

     Other Income. Other income increased $913,000, or 53.1%, to $2.6 million for 2003 compared to $1.7 million for 2002. The increase is primarily attributable to higher fees, an increase in the value of the bank-owned life insurance policy and gains on sale of investment securities, which increased by $675,000, $307,000, and $48,000, respectively.

     Other Expenses. Other expenses increased $3.9 million, or 32.8%, to $15.6 million for 2003 compared to $11.7 million for 2002. The principal component of other expenses, compensation and employee benefits, increased to $7.7 million for 2003, from $6.1 million for 2002.The increase was also attributable to higher expenses associated with a larger branch network, as the Bank added two branch offices with the acquisition of First Bank of Central Jersey. Premises and equipment expense increased to $3.8 million for 2003, from $2.7 million for 2002 and occupancy expenses rose to $1.9 million for 2003, from $1.3 million for 2002.

     Income Taxes. Income tax expense totaled $1.9 million for 2003 compared to $1.2 million for 2002. This represents an increase of $700,000, or 59.2%. The increase is primarily attributable to higher taxable income.

Liquidity and Capital Resources

     We maintain liquid assets at levels we consider adequate to meet liquidity needs. The liquidity of a savings institution reflects its ability to provide funds to meet loan requests, accommodate possible outflows in deposits, fund current and planned expenditures and take advantage of market opportunities in connection with asset and liability management objectives. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of earning assets with specific types of deposits and borrowings. Savings institution liquidity is normally considered in terms of the nature and mix of the savings institution's sources and uses of funds.

     Our primary sources of liquidity are deposits, and scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, we invest excess funds in overnight federal funds investments, which provide liquidity. Our cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $6.4 million at December 31, 2004. To a lesser extent, the earnings and funds provided from our operating activities are a source of liquidity, as well.

     Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. If we require funds beyond our ability to generate them internally, we have the ability to obtain advances from the FHLB, which provides an additional source of funds. At December 31, 2004, our borrowing limit with the FHLB was $203.8 million, excluding repurchase agreement advances. At December 31, 2004, we had $88.9 million of FHLB borrowings outstanding and $123.5 million in repurchase agreement advances.

     We are not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations nor are we aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of our commitments to extend credit for mortgage and consumer loans as of December 31, 2004 was $67.9 million, excluding commitments on unused lines of credit, which totaled $26.3 million.

     We intend to grow the Bank's branch network either through opening or acquiring branch offices. Three new branch offices and the relocation of one branch are planned for 2005. In addition, we currently plan to open three additional new branch locations in the subsequent year. We also intend to actively consider the acquisition of local financial institutions as a means to expand our banking operations. We do not, however, have any current understandings, agreements or arrangements for the expansion of our business other than opening new branch office locations.

     The following table discloses our contractual obligations as of December 31, 2004.

                                                             Less Than                                       After
                                               Total          1 Year        1-3 Years      4-5 Years        5 Years
                                             --------        --------       ---------      ---------        -------
FHLB advances (1).....................      $ 212,414        $ 18,400      $ 136,714        $34,600        $ 22,700
Rentals under operating leases........         13,034             807          2,819            803           8,605
                                             --------         -------       --------         ------         -------
   Total..............................      $ 225,448        $ 19,207      $ 139,533        $35,403        $ 31,305
                                             ========         =======       ========         ======         =======

-------------------------
(1) At December 31, 2004, our borrowing limit with the FHLB was $203.8 million, excluding repurchase agreement advances, consisting of an overnight line of credit of $34.0 million, an adjustable rate line of credit of $34.0 million and a regular advance limit of $135.8 million.

     The following table discloses our commercial commitments as of December 31, 2004.

                                               Total
                                              Amounts         Less Than                                      Over
                                             Committed         1 Year       1-3 Years      4-5 Years        5 Years
                                             ---------         ------       ---------      ---------        -------
Lines of credit (1)...................        $26,264           $ 151        $     1        $   209        $ 25,903
Other commitments to extend credit (1)         67,884             190          4,584         44,096          19,014
                                               ------            ----         ------         ------         -------
Total.................................        $94,148           $ 341        $ 4,585        $44,305        $ 44,917
                                               ======            ====         ======         ======         =======

-------------------------
(1)  Represents amounts committed to customers.

     For additional information about cash flows from operating, financing and investing activities, see the Statements of Cash Flows included in the consolidated financial statements.

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

Report of Management on Internal Control over Financial Reporting.

     The Company is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

     We, as management of the Company, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

     The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management's actions taken in discharging responsibilities for accounting, financial reporting, and internal control. Grant Thornton LLP, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

     Management assessed the Company's system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2004, the Company's system of internal control over financial reporting is effective and meets the criteria of the "Internal Control - Integrated Framework". Grant Thornton LLP, independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.



/s/ John S. Fiore                           /s/ Ralph A. Fernandez
------------------------------------        -----------------------------------
John S. Fiore                               Ralph A. Fernandez
Chief Executive Officer                     Senior Vice President and
and President                               Chief Financial Officer

March 16, 2005                              March 16, 2005

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------


Board of Directors and
Shareholders of Synergy Financial Group, Inc.


     We have audited management's assessment, included in the accompanying Report on Management's Assessment of Internal Control over Financial Reporting, that Synergy Financial Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synergy Financial Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Synergy Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Synergy Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.



/s/Grant Thornton LLP

Philadelphia, Pennsylvania
March 16, 2005

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

     o increase core deposits (i.e., checking and savings accounts) which tend to be less interest rate sensitive; and

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

     The following table presents the Bank's interest rate risk exposure as measured by the OTS NPV Model as of December 31, 2004. The net portfolio value is calculated by the OTS, based on information provided by Synergy Bank. At December 31, 2004, the Bank was in compliance with the interest rate risk limits established by the Board of Directors, with the exception of a ten basis points, or $83,000, variance in NPV levels in a plus 300 basis points rate-shock scenario.

                                                              NPV as % of
                            Net Portfolio Value (NPV)    Present Value of Assets
                            -------------------------    -----------------------         Basis
Changes in Rates              $ Amount    $ Change        % Change    NPV Ratio      Point Change
----------------              --------    --------        --------    ---------      ------------
                             (Dollars in thousands)
+300 basis points.........     80,229     (31,937)         (28)%        9.73%       (310) basis points
+200 basis points.........     91,780     (20,386)         (18)%       10.90%       (193) basis  points
+100 basis points.........    102,814      (9,351)          (8)%       11.97%        (86) basis  points
   0 basis points.........    112,165           -            -         12.83%          -
-100 basis points.........    117,665       5,499            5%        13.27%         44 basis points

----------------------------
(1) The -200 basis points and -300 basis points scenarios are not shown due to the prevailing low interest rate environment.

     Future interest rates, or their effect on NPV or net interest income, are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs, and should not be relied on as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react at different times and in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawals could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debts may decrease in the event of an interest rate increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and
Shareholders of Synergy Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Financial Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of Synergy Financial Group, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2005 expressed unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 16, 2005

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                               December 31,
                                                                    ---------------------------------
                                                                        2004                  2003
                                                                    -----------           -----------
ASSETS
Cash and amounts due from banks.................................     $    4,687            $    4,481
Interest-bearing deposits with banks............................          1,759                 2,811
                                                                      ---------             ---------
Cash and cash equivalents.......................................          6,446                 7,292
Investment securities available-for-sale, at fair value.........        134,360               123,779
Investment securities held-to-maturity (fair value of
   $111,154 and $33,216, respectively)..........................        110,584                33,214
Federal Home Loan Bank of New York stock, at cost...............         10,771                 3,644
Loans receivable, net...........................................        561,687               434,585
Accrued interest receivable.....................................          2,751                 2,021
Property and equipment, net.....................................         16,814                17,620
Cash surrender value of bank-owned life insurance...............         12,637                 2,475
Other assets....................................................          4,627                 3,988
                                                                      ---------             ---------
     Total assets...............................................     $  860,677            $  628,618
                                                                      =========             =========

LIABILITIES
Deposits........................................................     $  538,916            $  473,535
Federal Home Loan Bank advances.................................        212,414                72,873
Advance payments by borrowers for taxes and insurance...........          1,702                 1,582
Accrued interest payable on advances............................            385                   119
Stock subscriptions payable.....................................              -                38,322
Dividends payable...............................................            498                     -
Other liabilities...............................................          2,720                 1,259
                                                                      ---------             ---------
     Total liabilities..........................................        756,635               587,690
                                                                      ---------             ---------

STOCKHOLDERS' EQUITY
Preferred stock; $0.10 par value, authorized
   5,000,000 shares; none issued and outstanding................              -                     -
Common stock; $0.10 par value, authorized
   20,000,000 shares; issued 2004 - 12,452,011;
   issued 2003 - 3,344,252......................................          1,245                   334
Additional paid-in capital......................................         86,177                15,008
Retained earnings...............................................         30,603                27,858
Unearned ESOP shares............................................         (5,962)               (1,009)
Unearned RSP compensation.......................................         (3,391)               (1,011)
Treasury stock acquired for the RSP.............................         (4,343)                 (103)
Accumulated other comprehensive income (loss), net..............           (287)                 (149)
                                                                      ---------             ---------
     Total stockholders' equity.................................        104,042                40,928
                                                                      ---------             ---------
     Total liabilities and stockholders' equity.................     $  860,677            $  628,618
                                                                      =========             =========

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                             (Dollars in thousands)

                                                                              For the year ended December 31,
                                                                       --------------------------------------------
                                                                         2004              2003             2002
                                                                       ---------        ---------         ---------
Interest income
   Loans, including fees......................................         $  28,258        $  25,548         $  20,191
   Investment securities......................................             7,980            4,401             2,950
   Other .....................................................               162              117               218
                                                                       ---------        ---------         ---------
     Total interest income....................................            36,400           30,066            23,359

Interest expense
   Deposits...................................................             9,114            8,936             7,322
   Borrowed funds.............................................             4,078            1,750             1,722
                                                                       ---------        ---------         ---------
     Total interest expense...................................            13,192           10,686             9,044
     Net interest income before
       provision for loan losses..............................            23,208           19,380            14,315
                                                                       ---------        ---------         ---------
Provision for loan losses.....................................             1,492            1,115             1,077
                                                                       ---------        ---------         ---------
     Net interest income after
       provision for loan losses..............................            21,716           18,265            13,238
                                                                       ---------        ---------         ---------

Other income
   Service charges and other fees on
     deposit accounts.........................................             2,182            1,713             1,112
   Net gains on sales of mortgage loans.......................                 -               18                52
   Net gains on sales of credit card loans....................                 -                -                66
   Net (losses) gains on sales of investment securities.......                38              156                (6)
   Commissions................................................               517              118               249
   Other .....................................................               547              629               247
                                                                       ---------        ---------         ---------
     Total other income.......................................             3,284            2,634             1,720

Other expenses
   Salaries and employee benefits.............................             9,930            7,739             6,105
   Premises and equipment.....................................             3,800            3,757             2,651
   Occupancy..................................................             1,911            1,904             1,291
   Professional services......................................               721              482               384
   Advertising................................................               822              794               733
   Other operating............................................             1,197              900               563
                                                                       ---------        ---------         ---------
     Total other expenses.....................................            18,381           15,576            11,727
   Income before income tax expense...........................             6,619            5,323             3,231
                                                                       ---------        ---------         ---------
Income tax expense............................................             2,416            1,911             1,200
                                                                       ---------        ---------         ---------
     Net income...............................................         $   4,203        $   3,412         $   2,031
                                                                       =========        =========         =========

Per share of common stock
                                                                       =========        =========         =========
   Basic earnings per share...................................        $     0.38       $     1.05                NM
                                                                       =========        =========         =========
   Diluted earnings per share.................................        $     0.37       $     1.05                NM
                                                                       =========        =========         =========
   Basic weighted average shares outstanding..................        11,009,038        3,234,878                 -
                                                                      ==========        =========         =========
   Diluted weighted average shares outstanding................        11,275,680        3,259,896                 -
                                                                      ==========        =========         =========

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                  (Dollars in thousands, except share amounts)

                                                                                                                    Accumu-
                                                                                                                    lated
                                                                                                          Treasury  compre-
                                                    Common Stock                                 Unearned   stock   hensive
                                                    -------------  Additional            Unearned   RSP    acquired  income
                                                   Shares    Par    paid-in-   Retained    ESOP   compen-   for the  (loss),
                                                   issued   value    capital   earnings   shares  sation      RSP      net   TOTAL
                                               -----------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2002...................          100     -      100      22,315        -        -         -    (25)   22,390
   Net Income................................            -     -        -       2,031        -        -         -      -     2,031
   Other comprehensive income, net of
     reclassification adjustment and taxes...            -     -        -           -        -        -         -    598       598
                                                                                                                           -------
Total comprehensive income...................                                                                                2,629
                                                                                                                           -------
   Net proceeds of stock offering
     and issuance of common stock............    3,344,152   334   13,526         100        -        -         -      -    13,960
   Common stock acquired by
     ESOP (116,380 shares)...................            -     -        -           -   (1,164)       -         -      -    (1,164)
   Common stock held by ESOP committed
     to be released (3,879 shares)...........            -     -       18           -       39        -         -      -        57
                                                 ---------  ----  -------     -------  -------  -------   -------  -----   -------
BALANCE AT DECEMBER 31, 2002.................    3,344,252   334   13,644      24,446   (1,125)       -         -    573    37,872
   Net income................................            -     -        -       3,412        -        -         -      -     3,412
   Other comprehensive loss, net of
     reclassification adjustment and taxes...            -     -        -           -        -        -         -   (722)     (722)
                                                                                                                           -------
Total comprehensive income...................                                                                                2,690
                                                                                                                           -------
   Common stock held by ESOP committed
     to be released (11,640 shares)..........            -     -      174           -      116        -         -      -       290
   Common stock awarded through RSP
     Plan (56,685 shares)....................            -     -    1,190           -        -   (1,190)        -      -         -
   Compensation recognized under
     RSP Plan................................            -     -        -           -        -      179         -      -       179
   Common stock held by RSP
     (5,000 shares)..........................                                                                (103)            (103)

                                                                                                                    Accumu-
                                                                                                                    lated
                                                                                                          Treasury  compre-
                                                    Common Stock                                 Unearned   stock   hensive
                                                    ------------   Additional            Unearned   RSP    acquired  income
                                                   Shares    Par    paid-in-   Retained    ESOP   compen-   for the  (loss),
                                                   issued   value    capital   earnings   shares  sation      RSP      net   TOTAL
                                               -----------------------------------------------------------------------------------

                                                ----------  ------  -------    --------  -------  -------  -------  -----  --------
BALANCE AT DECEMBER 31, 2003.................    3,344,252     334   15,008      27,858   (1,009)  (1,011)    (103)  (149)   40,928
   Net income................................            -       -        -       4,203        -        -        -      -     4,203
   Other comprehensive loss, net of
     reclassification adjustment and taxes...            -       -        -           -        -        -        -   (138)     (138)
                                                                                                                           --------
Total comprehensive income...................                                                                                 4,065
                                                                                                                           --------
   Net proceeds of stock offering
     and issuance of common stock............    9,107,759     911   68,348           -        -        -        -      -    69,259
   Dividends declared........................            -       -               (1,458)                                     (1,458)
   Common stock acquired by
     ESOP (562,873 shares)...................                                             (5,628)                            (5,628)
   Common stock held by ESOP committed
     to be released (99,624 shares)..........            -       -      372           -      675        -        -      -     1,047
   Common stock issued by RSP
     Plan (41,573 shares)....................            -       -     (408)          -        -        -      408      -         -
   Common stock awarded through RSP
     Plan (281,437 shares)...................                         2,857                        (2,857)                        -
   Compensation recognized under
     RSP Plan................................            -       -        -           -        -      477        -      -       477
   Common stock repurchased for RSP Plans
     (387,043 shares)........................                                                               (4,648)          (4,648)
                                                ----------  ------  -------    --------  -------  -------  -------  -----  --------
BALANCE AT DECEMBER 31, 2004.................   12,452,011  $1,245  $86,177    $ 30,603  $(5,962) $(3,391) $(4,343) $(287) $104,042
                                                ==========  ======  =======    ========  =======  =======  =======  =====  ========

The accompanying notes are an integral part of this statement.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             For the year ended December 31,
                                                                    -------------------------------------------------
                                                                        2004              2003              2002
                                                                        ----              ----              ----
Operating activities
   Net income...................................................    $      4,203      $     3,412      $      2,031
   Adjustments to reconcile net income to net
       cash provided by operating activities
     Depreciation and amortization..............................           1,442            1,878               944
     Provision for loan losses..................................           1,492            1,115             1,077
     Deferred income taxes......................................            (395)            (456)             (337)
     Amortization of deferred loan fees.........................             (27)             101                13
     Amortization of premiums on investment securities..........           1,374            1,788               338
     Net (gains) losses on sales of investment securities.......             (38)            (156)                6
     Mortgage loans originated for sale.........................               -            2,307             5,352
     Mortgage loan sales........................................               -           (2,325)           (5,404)
     Net gains on sale of credit card loans.....................               -                -               (66)
     Release of ESOP shares.....................................           1,047              290                57
     Compensation under RSP plan................................             477              179                 -
     Increase in accrued interest receivable....................            (730)            (388)             (382)
     (Increase) decrease in other assets........................            (241)            (933)               39
     (Decrease) increase in other liabilities...................           1,461             (342)              188
     Increase in cash surrender value of
       bank-owned life insurance................................            (162)            (365)              (59)
     Decrease in accrued interest payable on advances...........             266              (46)               (9)
                                                                    ------------      -----------      ------------
       Net cash provided by operating activities................          10,169            6,059             3,788
                                                                    ------------      -----------      ------------

Investing activities
   Purchase of investment securities held-to-maturity...........         (93,010)         (18,561)          (15,217)
   Purchase of investment securities available-for-sale.........         (63,478)        (119,495)          (49,199)
   Maturity and principal repayments of investment
     securities held-to-maturity................................          14,447           19,087             4,900
   Maturity and principal repayments of investment
     securities available-for-sale..............................          51,287           53,295            29,396
   Purchase of property and equipment...........................            (636)          (1,313)           (6,951)
   Purchases of FHLB Stock......................................          (7,127)          (1,788)             (306)
   Purchase of bank-owned life insurance........................         (10,000)               -                 -
   Proceeds from sale of investment securities
     held to maturity...........................................             883                -                 -
   Proceeds from sale of investment securities
     available-for-sale.........................................             443            9,030             2,036
   Loan originations, net of principal repayments...............         (98,102)         (87,868)          (82,001)
   Purchase of loans............................................         (30,465)          (6,486)          (13,717)
   Cash consideration paid to acquire First Bank
     of Central Jersey..........................................               -           (2,269)                -
   Cash and equivalents acquired from First Bank
     of Central Jersey..........................................               -            7,773                 -
                                                                    ------------      -----------      ------------
       Net cash used in investing activities....................        (235,758)        (148,595)         (131,059)
                                                                    ------------      -----------      ------------

                                                                             For the year ended December 31,
                                                                    -------------------------------------------------
                                                                        2004              2003              2002
                                                                        ----              ----              ----
Financing activities
   Net increase in deposits............................             $     65,381      $    67,137      $    104,328
   (Decrease) increase in short-term
     Federal Home Loan Bank Advances...................                   (7,204)          35,729             2,500
   Increase in long-term Federal Home
     Loan Bank advances................................                  146,745              689            11,456
   Increase in advance payments by borrowers
     for taxes and insurance...........................                      120              168               369
   Dividends paid......................................                     (959)               -                 -
   Increase (decrease)  in stock subscriptions payable.                  (38,322)          38,322                 -
   Net proceeds from issuance of common stock..........                   69,259                -            13,960
   Purchase of common stock for ESOP...................                   (5,629)               -            (1,164)
   Purchase of treasury stock for the RSP Plan.........                   (4,648)            (103)                -
                                                                    ------------      -----------      ------------
       Net cash provided by financing activities.......                  224,743          141,942           131,449
                                                                    ------------      -----------      ------------
       Net (decrease) increase in cash
         and cash equivalents..........................                     (846)            (594)            4,178
Cash and cash equivalents at beginning of year.........                    7,292            7,886             3,708
                                                                    ------------      -----------      ------------
Cash and cash equivalents at end of year...............             $      6,446      $     7,292      $      7,886
                                                                    ============      ===========      ============

Supplemental disclosure of cash flow information
   Cash paid during the year for income taxes..........             $      2,555      $     1,563      $      1,529
                                                                    ============      ===========      ============
   Interest paid on deposits and borrowed funds........             $     12,903      $    10,732      $      9,053
                                                                    ============      ===========      ============

The accompanying notes are an integral part of these statements.


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         As part of a reorganization completed in 2001 and described more fully in Note B, Synergy Financial Group, Inc. (the "Company") was formed as a federally-chartered corporation and parent of Synergy Bank (the "Bank"), formerly known as Synergy Federal Savings Bank. On August 27, 2003, the Company was reorganized as a New Jersey corporation and upon completion of its January 20, 2004 second step stock conversion became a full stock corporation. The Company is the parent of Synergy Financial Services, Inc. and the Bank, which has a wholly-owned subsidiary known as Synergy Capital Investments, Inc.

         The Bank has eighteen office locations, including its main office, and provides a range of financial services to individuals and business customers through its branch network located in Middlesex, Monmouth, Morris and Union counties in New Jersey. Although the Bank offers numerous services, its lending activity has concentrated on residential, home equity, multi-family / non-residential, automobile and commercial real estate-secured loans located within New Jersey.

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

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, and its subsidiary Synergy Capital Investments, Inc., and Synergy Financial Services, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

         Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Bank has one operating segment and, accordingly, has one reportable segment, "Community Banking." All of the Bank's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Bank supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer, commercial, residential, multi-family and non-residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Bank as one operating segment.

Cash and Cash Equivalents
-------------------------
         The Company considers all cash on hand and in banks, and highly liquid investment securities debt instruments with original maturities of three months or less to be cash equivalents.

Investment Securities
---------------------
         Investment securities are classified as held-to-maturity when the Bank has the ability and intent to hold those securities to maturity. These investment securities are carried at cost, adjusted for amortization of premium and accretion of discount over the term of the security using the interest method. At the time of purchase, the Bank makes a determination as to whether or not it will hold the investment securities to maturity based upon an evaluation of the probability of the occurrence of future events.

         Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors are classified as available-for-sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders' equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

         The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. The Bank does not have any derivative instruments at December 31, 2004, 2003 or 2002.

         The Bank adopted Emerging Issues Task Force ("EITF") 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but another-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

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

         The Bank accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2004, 2003 and 2002, the Bank's servicing loan portfolio approximated $6.2 million, $8.1 million and $13.0 million, respectively. As of December 31, 2004, 2003 and 2002, the Bank has not recorded mortgage serving assets due to the immateriality of amount that would have been capitalized based upon the limited amount of assets serviced by the Bank.

         The Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies or amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the Financial Accounting Standards Board ("FASB") on certain FASB Staff Implementation Issue. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers for loans which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

         The SEC recently released SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB No. 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB No. 105 is effective for all loan commitments accounted for as derivatives that are entered into after September 30, 2004. The adoption of SAB No. 105 did not have a material effect on the Company's consolidated financial statements.


Loans and Allowance for Loan Losses
-----------------------------------
         Loans that management has the intent and ability to hold until maturity are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is calculated based upon the principal amount outstanding. The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loans. This results in an adjustment of the related loan's yield. Generally, loans are placed on a non-accrual status when they are more than ninety days delinquent. Additionally, accrual of interest is stopped on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful.

         The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

         Large groups of smaller balance homogenous loans (residential mortgages and consumer installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures. We evaluate these credits based on the pool approach and apply an allowance for loan losses based on the historical loss experience for the pool. Loss experience, which is usually determined by reviewing the historical loss (charge-off) rate for each pool over a designated time period, is adjusted for changes in trends and conditions.

         The Company adopted FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2004. At December 31, 2004, the Company was not contingently liable for any financial and performance letters of credit. It is the Bank's practice to generally hold collateral and/or obtain personal guarantees supporting any outstanding letter of credit commitments. In the event that the Bank is required to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held, if any, and enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

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

         The Bank has recorded two types of intangible assets associated with the purchase of First Bank of Central Jersey on January 10, 2003, a core deposit intangible of approximately $627,000 and goodwill of approximately $302,000.

         The core deposit intangible is being amortized over approximately 8 years. Amortization expense for the year ended December 31, 2004 was approximately $111,000. The estimated annual amortization expense for the next four years is $111,000 for 2005 through 2008.

         The   carrying   amount  of  goodwill  as  of  December  31,  2004  was
approximately $302,000. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets, from its most recent testing, for the year ended December 31, 2004.

Income Taxes
------------
         The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred loan fees, deferred compensation, investment securities available for sale and the change in the value of the bank-owned life insurance.

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

         In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding include Employee Stock Ownership Plan ("ESOP") shares previously allocated to participants and shares committed to be released for the allocation to participants and Restricted Stock Plan ("RSP") shares which have vested or have been allocated to participants. ESOP and RSP shares that have been purchased but not committed to be released have not been considered in computing basic and diluted earnings per share.

         Earnings per share are not presented for the period from September 17, 2002 (the date of conversion to a stock company) though December 31, 2002 as the earnings per share calculation for that period is not meaningful. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2004 and December 31, 2003 (dollars in thousands, except per share data):

                                                             As of December 31, 2004
                                                    -----------------------------------------
                                                                    Weighted
                                                      Income     average shares     Per share
                                                    (numerator)   (denominator)      amount
                                                    -----------   -------------      ------

Basic earnings per share
Income available to common stockholders..........    $ 4,203       11,009,038        $0.38
Effect of dilutive common stock equivalents......                     266,642         (.01)
                                                                   ----------        -----
Diluted earnings per share
Income available to common stockholders
   plus assumed conversions......................    $ 4,203       11,275,680        $0.37
                                                     =======       ==========        =====

                                                             As of December 31, 2003
                                                    -----------------------------------------
                                                                    Weighted
                                                      Income     average shares     Per share
                                                    (numerator)   (denominator)      amount
                                                    -----------   -------------      ------
Basic earnings per share
Income available to common stockholders..........    $ 3,412        3,234,878        $ 1.05
Effect of dilutive common stock equivalents......                      25,018             -
                                                                   ----------        ------
Diluted earnings per share
Income available to common stockholders
   plus assumed conversions......................    $ 3,412        3,259,896        $ 1.05
                                                     =======        =========        ======

Stock-Based Compensation
------------------------
         On April 22, 2003, stockholders' of the Company approved the 2003 Stock Option Plan and the 2003 Restricted Stock Plan. A total of 165,746 and 66,297 shares of common stock have been made available for granting under the Stock Option Plan and Restricted Stock Plan , respectively. During the year ended December 31, 2003, the Company granted 165,746 options to purchase common shares of the Company and issued 56,685 shares of restricted stock. Prior to April 22, 2003, the Company did not have a Stock Option Plan or a Restricted Stock Plan. As a result of the second step mutual-to-stock conversion, the shares made available for granting under the 2003 Stock Option Plan and Restricted Stock Plan converted to 617,088 and 211,031, respectively.

         At the Annual Meeting held on August 25, 2004 and reconvened on August 31, 2004, stockholders of the Company approved the Company's 2004 Stock Option Plan and the 2004 Restricted Stock Plan. A total of 703,591 and 281,436 shares of common stock have been made available for granting under the 2004 Stock Option Plan and 2004 Restricted Stock Plan, respectively. During the year ended December 31, 2004, the Company granted 695,569 options to purchase common shares of the Company and issued 277,283 shares of restricted stock.

         The Company's stock option plans and restricted stock plans are accounted for in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and released interpretations. Accordingly, no compensation expense has been recognized for the stock option plans. Expense for the restricted stock plans in the amount of the fair value of the common stock at the date of grant is recognized ratable over the vesting period.

         Had an expense for the Company's stock option plans been determined based on the fair value at the grant date for the Company's stock options consistent with the method outlined in SFAS No. 123, the Company's net income and earnings per share for all expenses related to stock options and stock granted in our restricted stock plans would have been reduced to the pro forma amounts that follow (in thousands, except per share data):

                                                         For the year ended
                                                            December 31,
                                                       ---------------------
                                                         2004         2003
                                                        ------       ------
Net income, as reported..........................       $4,203       $3,412

Add expense recognized for the Restricted
   Stock Plan, net of related tax effect.........          305          107
Less total Stock Option and Restricted Stock Plan
   expense,  determined under the fair value.....
   method, net of related tax effect.............         (699)        (262)
                                                        ------       ------
     Net income, pro forma.......................       $3,809       $3,257
                                                        ======       ======

Basic earnings per share
As reported......................................        $0.38        $1.05
Pro forma........................................        $0.35        $1.01
Diluted earnings per share
As reported......................................        $0.37        $1.05
Pro forma........................................        $0.34        $1.00

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options price model with the following weighted average assumptions were utilized for grants in 2003: dividend yield of 0.00%; expected volatility of 29.44%; risk-free interest rate of 3.01% and, expected life of five years. The following weighted average assumptions were utilized for grants in 2004: dividend yield of 1.60%; expected volatility of 32.85%; risk-free interest rate of 3.33%; and, expected life of five years.

         The Company has established an ESOP covering eligible employees with one year of service, as defined in the plan. The Company accounts for the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 93-6, Employers' Accounting for Employee Stock Ownership Plans. SOP No. 93-6 addresses the accounting for shares of stock issued to employees by an ESOP. SOP No. 93-6 requires that the employer record compensation expense in the amount equal to the fair value of shares committed to be released from the ESOP to employees.

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

Comprehensive Income
--------------------
         Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities , such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

         The components of other comprehensive income and tax related tax effects are as follows:

                                                             For the year ended December 31, 2004
                                                             ------------------------------------
                                                               Before      Tax     Net of
                                                                 tax    (expense)    tax
                                                               amount    benefit   amount
                                                               ------    -------   ------
Unrealized gains (losses) on investment securities
   Unrealized holding gains (losses) arising during period....   $(179)   $  65    $(114)
   Less reclassification adjustment for gains (losses)
     realized in net income ..................................      38      (14)      24
                                                                 -----    -----    -----
Other comprehensive income gain (loss), net ..................   $(217)   $  79    $(138)
                                                                 =====    =====    =====

                                                For the year ended                     For the year ended
                                                 December 31, 2003                      December 31, 2002
                                         -----------------------------------  -------------------------------------
                                         Before          Tax        Net of       Before         Tax        Net of
                                           tax        (expense)       tax          tax       (expense)       tax
                                         amount        benefit      amount       amount       benefit      amount
                                         ------        -------      ------       ------       -------      ------
Unrealized gains (losses) on
   investment securities
   Unrealized holding gains
     (losses) arising during period.      $  (962)    $  343     $ (619)         $   918      $  (324)     $    594
   Less reclassification
     adjustment for gains (losses)
     realized in net income.........          156        (53)       103               (6)           2             4
                                          -------     ------     ------          -------      -------      --------
Other comprehensive
   income gain (loss), net..........      $(1,118)    $  396     $ (722)         $   924      $  (326)     $    598
                                          =======     ======     ======          =======      =======      ========

         Reclassifications of prior years amounts have been made to conform to the December 31, 2003 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. This statement amends the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of non-monetary assets that do not have commercial substance. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is in the process of determining the impact that this pronouncement will have on its financial statements.

         In March 2004, the EITF released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position ("FSP") EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on its financial condition, the results of its operations or the liquidity of the Company.

         In December 2004, the FASB issued Statement 123(R) , Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 25, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB Statement, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating this statement and its effects on its results of operations.

         In December 2003, the AICPA issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on financial condition, results of operations, or liquidity of the Company.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For public companies, the consolidation requirements of FIN 46 applied immediately to interest entities created after September 15, 2003. In December 2003, the FASB issued FIN 46R with respect to VIEs, which among other things revised the implementation date for small business filers to the first fiscal year or interim period ending after December 15, 2004, with the exception of Special Purpose Entities ("SPE"). The Bank currently has no SPEs. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Company.

NOTE B - MHC REORGANIZATION AND STOCK OFFERING
----------------------------------------------

         Synergy, MHC (the "MHC") was a federally-chartered corporation organized in 2001 for the purpose of acquiring all of the capital stock of the former Synergy Financial Group, Inc. (the "Mid-tier Holding Company") upon completion of the Bank's reorganization from a mutual savings bank into a mutual holding company structure.

         The overall reorganization was a change in legal organization and form, not a change in enterprise. Specifically, SFAS No. 141, Business Combinations, excludes from the definition of business combination, any transfer by an enterprise of its net assets to a newly-formed corporate entity chartered by the existing enterprise and a transfer of net assets and an exchange of shares between enterprises under common control. Accordingly, absent classification as a business combination as defined under SFAS No. 141, the basis of the MHC's assets and liabilities subsequent to the reorganization will remain unchanged from the Bank's pre-existing historical basis.

         In 2002, the Company offered for sale 43.5% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank (the "Offering"). The remaining 56.5% of the Company's shares of common stock were issued to the MHC. The Offering was completed on September 17, 2002. Prior to that date, the Company had not engaged in any significant business. Completion of the Offering resulted in the issuance of 3,344,252 shares of common stock, 1,889,502 shares (56.5%) of which were issued to the MHC and 1,454,750 shares (43.5%) of which were sold to eligible depositors of the Bank at $10.00 per share. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated approximately $687,000 and have been deducted to arrive at net proceeds of approximately $13,960,000 from the Offering. The Company contributed 43% of the net proceeds of the Offering to the Bank for general corporate use.

         The Company completed its second-step conversion from the mutual holding company form of organization to a full stock corporation (the "Conversion") on January 20, 2004. Upon completion of the conversion, Synergy, MHC and the former Mid-tier Holding Company were eliminated.

         The Company sold 7,035,918 shares of its common stock in the Conversion at $10.00 per share for an aggregate sales price of $70,359,180. In addition, each share of common stock held by the public stockholders of its former Mid-tier Holding Company was converted into 3.7231 shares of common stock of the Company, resulting in an aggregate of 5,416,093 exchange shares. Cash was issued in lieu of fractional shares. Accordingly, the Company now has 12,452,011 total shares outstanding following the Conversion, which was the adjusted maximum of the estimated valuation range.

         Net proceeds from the offering were $69.2 million, reflecting total offering expenses of approximately $1.2 million, including total underwriter's fees and expenses of $425,000. The net proceeds have been applied as follows:
(i) $45.0 million was used to make a capital contribution to Synergy Bank, for general business purposes, including funding the origination of loans and investments in securities; (ii) $5.6 million was loaned to the Company's ESOP to enable the plan to buy 8% of the shares sold in the offering; and (iii) $18.6 million was retained by the Company as its initial capitalization to be used for general business purposes which may include investment in securities, repurchasing shares of the Company's common stock or paying cash dividends. A portion of the proceeds retained by the Company was invested in agency-issued mortgage-backed securities.

NOTE C - INVESTMENT SECURITIES
------------------------------

         The amortized cost, gross unrealized gains and losses, and fair value of the Bank's investment securities available for sale and held to maturity are as follows (in thousands):

                                          December 31, 2004
                              -------------------------------------------
                                           Gross        Gross
                              Amortized  unrealized  unrealized   Fair
                                 cost      gains        losses    value
                                 ----      -----        ------    -----

Available-for-sale
U.S. government obligations   $  2,500   $      -    $   (57)   $  2,443
Mortgage-backed securities:
   FHLMC                        82,597        208       (475)     82,330
   FNMA                         48,684        123       (213)     48,594
Equity securities                1,029          9        (45)        993
                              --------   --------    -------    --------
                Total         $134,810   $    340    $  (790)   $134,360
                              ========   ========    =======    ========

                                              December 31, 2004
                                  -------------------------------------------
                                                Gross        Gross
                                   Amortized  unrealized  unrealized     Fair
                                      cost      gains        losses      value
                                      ----      -----        ------      -----
Held-to-maturity
Mortgage-backed securities:
   FHLMC                          $ 47,360   $    229      $   (256)   $ 47,333
   FNMA                             59,121        668          (124)     59,665
   GNMA                              4,093         53             -       4,146
Other debt securities                   10          -             -          10
                                  --------   --------      --------    --------
                Total             $110,584   $    950      $   (380)   $111,154
                                  ========   ========      ========    ========


                                                 December 31, 2003
                                  --------------------------------------------
                                                 Gross      Gross
                                   Amortized  unrealized  unrealized     Fair
                                     cost        gains      losses       value
                                     ----        -----      ------       -----
Available-for-sale
U.S. Government obligations       $   3,527  $      9      $    (69)   $   3,467
Mortgage-backed securities:
   FHLMC                             64,136       282          (320)      64,098
   FNMA                              55,332       241          (324)      55,249
Equity securities                     1,017         3           (55)         965
                                  ---------  --------      --------    ---------
                Total             $ 124,012  $    535      $   (768)   $ 123,779
                                  =========  ========      ========    =========

Held-to-Maturity
Mortgage-backed securities:
   FHLMC                          $   5,623   $      20   $     (84)   $   5,559
   FNMA                              20,285          69         (98)      20,256
   GNMA                               7,296          95           -        7,391
Other debt securities                    10           -           -           10
                                  ---------   ---------   ---------    ---------
                Total             $  33,214   $     184   $    (182)   $  33,216
                                  =========   =========   =========    =========


         The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, by contractual maturity, at December 31, 2004 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Available-for-sale           Held-to-maturity
                                                         ------------------           ----------------
                                                       Amortized        Fair        Amortized       Fair
                                                          cost          value         cost          value
                                                          ----          -----         ----          -----

Due in one year or less                                $    555       $    554      $      -      $      -
Due after one through five years                         45,224         45,125        14,175        14,097
Due after five through ten years                          9,814          9,786        47,958        48,168
Due after ten years                                      78,188         77,902        48,441        48,879
Marketable equity securities and other                    1,029            993            10            10
                                                       --------       --------      --------      --------
                                                       $134,810       $134,360      $110,584      $111,154
                                                       ========       ========      ========      ========

         Proceeds from the sales of investment securities during the years ended December 31, 2004, 2003 and 2002 were $1,326,000, $9,031,000 and $2,036,000, respectively. Gross gains realized on those sales were $38,000, $156,000, and $0, for the years ended December 31, 2004, 2003 and 2002, respectively, and gross losses were $0, $0, and $6,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and December 31, 2003, investment securities with a book value of $125,000 and $2,698,000, respectively, were pledged to secure public deposits and for other purposes as provided by law.

         The table below  indicates  the length of time  individual  securities,
both  held-to-maturity  and  available-for-sale,   have  been  in  a  continuous
unrealized loss position at December 31, 2004 (in thousands):

                                        Less than 12 months    12 months or longer               Total
                            Number      ------------------     -------------------        -------------------
Description of                of       Fair      Unrealized     Fair    Unrealized        Fair     Unrealized
Securities losses         securities   value        losses      value       losses        value
-----------------         ----------   -----        ------      -----       ------        -----
U.S. Government
agency securities             1      $ 1,942         $ (57)   $     -        $   -        $  1,942    $   (57)

Mortgage-backed
securities                   89       87,698          (786)    22,737         (282)        110,435     (1,068)
                             --      -------         -----    -------        -----        --------    -------

Subtotal, debt
investment securities        90       89,640          (843)    22,737         (282)        112,377     (1,125)

Marketable equity
securities                    1          955           (45)         -            -             955        (45)
                             --      -------         -----    -------        -----        --------    -------

Total temporarily
impaired investment
securities                   91      $90,595         $(888)   $22,737        $(282)       $113,332    $(1,170)
                             ==      =======         =====    =======        =====        ========    =======

         Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are impaired as of December 31, 2004.

NOTE D - LOANS RECEIVABLE
-------------------------

         Major grouping of loans are as follows (in thousands):

                                  December 31,      December 31,    December 31,
                                     2004               2003           2002
                                  ------------      ------------    ------------

Mortgages
Residential, 1-4 family            248,046            $226,085        $202,325
Multi-family                        45,921              33,971          18,069
Non-residential                    109,823              56,694          30,317
Automobile                         146,148             109,277          63,796
Commercial                          12,208               7,838           2,472
Credit card                             42                  71             136
Other loans                          3,678               3,745           4,454
                                   -------            --------        --------
                                   565,866             437,681         321,569
Deferred loan fees and costs           248                 178              85
Allowance for loan losses           (4,427)             (3,274)         (2,231)
                                   -------            -------         --------

                                   561,687            $434,585        $319,423
                                   =======            ========        =========

         A summary of the activity in the allowance for loan losses is as follows (in thousands):


                                         Year ended December 31,
                                   ------------------------------------
                                     2004         2003          2002
                                     ----         ----          ----

Balance, beginning of period        $3,274        $2,231       $1,372
Provision for loan losses            1,492         1,115        1,077
Acquisition of First Bank                -           823            -
Recoveries                             434           441          216
Loans charged-off                     (773)       (1,336)        (434)
                                    ------        ------       ------
Balance, end of period              $4,427        $3,274       $2,231
                                    ======        ======       ======

         The Bank defines impaired loans using SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as loans on which, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loans. Large groups of smaller balance homogenous loans (residential mortgages and consumer installment loans) are collectively evaluated for impairment and accordingly are included in our evaluation of the allowance for loan losses.

         As of December 31, 2004, 2003 and 2002 the Bank had $264,000,  $348,000
and $449,000, respectively, of small homogenous loans that were classified as non-accrual and were collectively evaluated for impairment. If interest on these loans had been accrued, interest income would have increased by $5,000, $7,000, and $17,000 respectively for the years ended December 31, 2004, 2003 and 2002. As of the end of these periods, there were no loans past due 90 days or more that are not on non-accrual status. The Bank's allowance for loan losses is attributable to loans held-for-investment and not loans held-for-sale.

         In the normal course of business, the Bank makes loans to certain officers, directors and their related interests. All loan transactions entered into between the Bank and such related parties were made on substantially the same terms and conditions as transactions with all other parties, other than a 1% discount for employees on the interest rate paid while the person remains an employee. In management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of these loans at December 31, 2004 and December 31, 2003 was approximately $3.2 million and $2.4 million. There were no loans to insiders other than those disclosed above.

NOTE E - PROPERTY AND EQUIPMENT
-------------------------------

         Premises and equipment are summarized as follows (in thousands):

                                                                           December 31,
                                                     Estimated    ------------------------------
                                                    useful life    2004        2003         2002
                                                    -----------    ----        ----         ----

Land                                                Indefinite   $ 2,704    $ 2,704      $ 2,704
Building and improvements                          3 to 40 years  11,330     11,304       10,986
Furniture, equipment and automobiles               3 to 12 years   7,313      6,843        5,596
Leasehold improvements                             3 to 15 years   3,396      3,385        3,028
Property held for future office sites               Indefinite       431        304          375
                                                                  ------    -------      -------
                                                                  25,174     24,540       22,689
Less accumulated depreciation and amortization                    (8,360)    (6,920)      (5,042)
                                                                  ------    -------      -------
                                                                 $16,814    $17,620      $17,647
                                                                  ======    =======      =======

NOTE F - DEPOSITS

         Deposits are summarized as follows (in thousands):


                                                  December 31,
                                         ------------------------------
                                           2004       2003       2002
                                         --------   --------   --------
Demand accounts:
   Non-interest bearing                  $ 52,019   $ 45,259   $ 39,077
   Interest bearing                         3,946        708          -
                                         --------   --------   --------
                                           55,965     45,967     39,077

Savings and club accounts                  67,115     72,061     64,828
Money market deposit accounts             163,091    139,121     47,917
Certificates of deposit under $100,000    147,984    175,871    131,463
Certificates of deposit over $100,000     104,761     40,515     70,857
                                         --------   --------   --------
                                         $538,916   $473,535   $354,142
                                         ========   ========   ========

         Certificates of deposit over $100,000 are not insured by the Federal Deposit Insurance Corporation (FDIC).

         The scheduled maturities of certificates of deposit at December 31, 2004 are as follows (in thousands):

2005                                                   $130,102
2006                                                     91,929
2007                                                     18,223
2008                                                      4,303
2009                                                      7,562
Thereafter                                                  626
                                                       --------
                                                       $252,745
                                                       ========

         Interest expense on deposits is as follows (in thousands):


                                             Year ended December 31,
                                        ------------------------------
                                         2004         2003       2002
                                        ------       ------     ------

Demand                                  $2,729       $1,253       $784
Savings                                    350          502        765
Certificates of deposit                  6,035        7,181      5,773
                                        ------       ------     ------
                                        $9,114       $8,936     $7,322
                                        ======       ======     ======

NOTE G - FEDERAL HOME LOAN BANK ("FHLB") ADVANCES
-------------------------------------------------

1.   Short-Term FHLB Advances
-----------------------------
         Short-Term FHLB advances generally have maturities of less than one year. The details of these advances are present below (in thousands, except percentages):

                                                       At or for the year ended
                                                            December 31,
                                                   ----------------------------
                                                    2004       2003      2002
                                                    ----       ----      ----

Average balance outstanding                         $33,618    35,413   $7,053
Maximum amount outstanding                          $48,975    69,300  $19,225
at any month-end during the period
Balance outstanding at period end                    31,025    38,229   $2,500
Weighted-average interest rate during the period       1.61%     1.21%    1.98%
Weighted-average interest rate at period end           2.42%     1.17%    1.35%

2.   Long-Term FHLB Advances
----------------------------
         At December 31, 2004, FHLB advances totaled $181.4 million. Advances consist of fixed-rate advances that will mature within one to eight years. The advances are collateralized by FHLB stock and qualifying real estate first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.34%. Unused overnight lines of credit at the FHLB at December 31, 2004 totaled $19.6 million.

         As of December 31, 2004 long-term FHLB advances mature as follows (in thousands):

2005                                                         $ 45,939
2006                                                           42,150
2007                                                           36,000
2008                                                           22,600
2009                                                           12,000
Thereafter                                                     22,700
                                                             --------
                                                             $181,389
                                                             ========

NOTE H - BENEFIT PLANS
----------------------

1.   Profit Sharing Retirement Plan
-----------------------------------
         The Company had a profit sharing plan which covered eligible employees and included an employees' thrift savings plan established under the provisions of the Internal Revenue Code Section 401(k). Contributions to the profit sharing plan were at the discretion of the Board of Directors. The Company's profit sharing retirement plan expense for the years ended December 31, 2004, 2003 and 2002 were approximately $0, $0, and $216,000, respectively. This plan was replaced by the Board of Directors on September 21, 2002 with an ESOP.

2.   Supplemental Executive Retirement Plans
       -------------------------------------
         The Company had established a Supplemental Executive Retirement Plan ("SERP") for the benefit of its Chief Executive Officer ("CEO"). In connection therewith, the Company purchased a life insurance policy to satisfy its benefit obligation thereunder. This policy was held within a Rabbi Trust. The cash surrender value of the life insurance policy related to this SERP was approximately $2,452,000, $2,475,000, and $2,110,000 at December 31, 2004, 2003
and 2002, respectively. The present value of future benefits was being accrued over the term of employment. Under the terms of the SERP, the Bank accrued an annual expense that was projected to furnish the CEO an annual pension benefit upon retirement at age 60 of approximately $102,000 per year for a period of fifteen years. These annual expense accruals were paid to the trust for the benefit of the CEO. The SERP expense for the years ended December 31, 2004, 2003 and 2002 was approximately $34,000, $24,000 and $22,000, respectively.

         On December 16, 2004, the Board terminated this SERP agreement, and paid the accrued plan assets of approximately $48,000 to the CEO. A new SERP agreement was subsequently adopted with an effective date of January 1, 2005. The new SERP will provide benefits to the CEO in an amount equal to 70% of his final salary upon retirement at age 60, payable for life, reduced by the projected value of benefits payable to the CEO, as follows: (i) 50% of the estimated benefits from the Federal Social Security system; (ii) the account value from the 401(k) Savings Plan attributable to any Company contributions or matching contributions; (iii) the account value from the ESOP; (iv) the account value from any other Code Section 401(a) tax-qualified retirement plans of the Company or its affiliates that are implemented at any time after the SERP effective date; and (v) the account value from the ESOP benefits equalization plan. The minimum benefit under the new SERP will be an annual benefit of approximately $102,000 upon retirement at age 60 for life, but in no event for a period of less than 15 years. Under the terms of the new SERP, the Bank will determine annually the projected future benefits and set aside an annual accrual as determined necessary in accordance with generally accepted accounting principles.

         On January 1, 2002 the Company adopted a SERP for the benefit of other executive officers. This plan requires an annual accrual equal to ten percent of each participant's base salary to be credited to the plan reserve. Plan reserves earned interest at an annual rate equal to the greater of the Bank's cost of funds or 4%. The accumulated deferred compensation account for each executive officer was to be payable to each participant at anytime following termination of employment after three years following the SERP's implementation, the death or disability of the executive officer or termination of employment following a change in control of Synergy Bank, whereby Synergy Bank or Synergy Financial
Group, Inc. is not the resulting entity. In December, 2004 the Board of Directors adopted a plan amendment that adjusted the plan reserves annual earnings rate to The Wall Street Journal "prime rate" plus 100 basis points, with a minimum rate of 4% and a maximum rate of 10%. The amendment also provides participants the ability to request that plan assets be invested in Synergy Financial Group, Inc. common stock. The effective date of this amendment is January 1, 2005. Plan expense for the years ended December 31, 2004, 2003 and 2002 was approximately $48,000, $38,000 and $35,000, respectively.

3.   Phantom Stock Plan
-----------------------
         Prior to the reorganization and stock offering as described in Note B, the Company maintained a phantom stock and phantom option plan for the benefit of its chief executive officer. Under the plan, the chief executive was awarded phantom stock and options, the value of which was determined annually based upon a valuation of the Company assuming it was a stock company. Plan expense for the years ended December 31, 2004, 2003 and 2002 was approximately $0, $0 and $8,000, respectively. The phantom stock and phantom option plan for the benefit of the chief executive officer was replaced by a Deferred Compensation Plan in September, 2002.

4.   Employee Stock Ownership Plan
----------------------------------
         In September, 2002, the Board of Directors approved an ESOP. The ESOP is designed to provide eligible employees the advantage of ownership of Company stock. Employees are eligible to participate in the Plan after reaching age twenty-one, completion of one year of service and working at least one thousand hours of consecutive service during the year. Contributions are allocated to eligible participants on the basis of compensation. The ESOP borrowed $1,163,800 from the Bank to fund the purchase 116,380 shares of common stock in connection with the September, 2002 initial public offering. As a result of the second-step mutual-to-stock conversion the ESOP shares converted to 433,293 shares based on the exchange ratio of 3.7231.

         In connection with the January, 2004 second-step mutual-to-stock conversion, the Company established an additional ESOP for eligible employees. The ESOP borrowed $5,629,000 from the Company to purchase 562,873 shares in the offering, and $1,009,000 to refinance the remaining balance of the initial ESOP loan from the Bank. The total loan equaled $6,637,000. This loan is payable in annual installments over ten years at a fixed annual interest rate equal to the prime rate as published in The Wall Street Journal on the origination date (4.0%), with interest payable quarterly. The loan can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits.

         Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Employees become fully vested in their ESOP account after five years of service. Dividends on unallocated shares are applied toward payment of the loan. ESOP shares committed to be released are considered outstanding in determining earnings per share.

         The following table summarizes shares of Company common stock held by the ESOP at December 31:

                                             2004        2003 (a)     2002 (a)
                                        -----------    ----------   ----------
Shares allocated to Participants            157,402        57,778       14,441
Unallocated shares                          838,764       375,515      418,852
                                        -----------    ----------   ----------
Total ESOP shares                           996,166       433,293      433,293
                                        ===========    ==========   ==========

Market value of unallocated shares      $11,272,988    $3,772,195   $1,996,890

(a) Share and market values for the years ended December 31, 2003 and 2002 reflect the exchange ratio of 3.7231 associated with the January, 2004 second-step mutual-to-stock conversion.

         The Company recorded ESOP compensation expense of $1,047,000, $290,000 and $57,000 related to the release of 99,624, 43,337 and 14,441 shares, for the years ended December 31, 2004, 2003 and 2002, respectively.

5.   401 (k) Plan
-----------------
         All full-time employees of the Bank that meet certain age and service requirements are eligible to participate in the Bank-sponsored 401(k) Plan. Under the plan, participants may make contributions, in the form of salary reductions, up to the maximum Internal Revenue Code limit. The Bank contributes an amount to the plan equal to 100% of the first 5% of employee contributions. The Bank's contribution to these plans amounted to $197,000, $157,000 and $116,000 for 2004, 2003 and 2002, respectively.

6.   Stock-Based Compensation
-----------------------------
(a)  Restricted Stock Plans
---------------------------
         At the Annual Meeting held on April 22, 2003, stockholders of the Company approved the 2003 Restricted Stock Plan. Prior to April 22, 2003, the Company did not have a Restricted Stock Plan. During the year ended December 31, 2003, the Company issued 56,685 shares of restricted stock. The shares vest at a rate of 20% on each of five annual vesting dates, with an initial vesting date of April 22, 2004. As a result of the January 20, 2004 second-step mutual-to-stock conversion, the issued shares associated with the 2003 Restricted Stock Plan converted at the exchange ratio of 3.7231 to 211,031 shares. On June 4, 2003, the Company announced a stock repurchase program to acquire the shares associated with the 2003 Restricted Stock Plan. On November 9, 2004, the Company announced the completion of this repurchase program.

         At the Annual Meeting held on August 25, 2004 and reconvened on August 31, 2004, stockholders of the Company approved the Company's 2004 Restricted Stock Plan making 281,436 shares of common stock available for granting. During the year, the Company issued 277,283 shares of restricted stock. The shares vest at a rate of 20% on each of five annual vesting dates, with an initial vesting date of August 31, 2005. On November 9, 2004, the Company announced a stock repurchase program to acquire the shares associated with the 2004 Restricted Stock Plan. As of December 31, 2004, the balance of shares to be acquired was 63,851.

         A deferred compensation account for shares awarded under the restricted stock plans is recorded as a reduction of stockholders' equity. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Through December 31, 2004, the Company acquired 410,001 shares of stock for funding the restricted stock plans; such shares are included in treasury stock. The restricted stock is generally held in a trust for the benefit of the award recipient until it is vested. Awards outstanding vest in five annual installments commencing one year from the date of the award. As of December 31, 2004, 41,571.80 shares were distributed upon vesting, and 3,164 shares were forfeited under the RSP. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded. Compensation expense attributable to the RSP amounted to $477,000 and $179,000 for the years ended December 31, 2004 and 2003, respectively.

(b)  Stock Option Plans
---  ------------------
         At the Annual Meeting held on April 22, 2003, stockholders of the Company approved the Company's 2003 Stock Option Plan making available 165,746 shares of common stock for granting. Prior to April 22, 2003, the Company did not have a Stock Option Plan. Under the 2003 Stock Option Plan, each stock option granted entitles the holder to purchase one share of the Company's common stock at an exercise price of not less than the fair market value of a share of common stock at the date of grant. Options granted vest over a five-year period from the date of grant and will expire no later than 10 years following the grant date. During the year ended December 31, 2003, the Company granted 165,746 options to purchase common shares of the Company. As a result of the January 20, 2004 second-step mutual-to-stock conversion, the shares associated with the 2003 Stock Option Plan converted at the exchange ratio of 3.7231 to 617,086 shares. At December 31, 2004, there were 616,640 options outstanding, with an average exercise price of $5.63, associated with the 2003 Stock Option Plan. The weighted average remaining contractual life was 8 years and 3 months and there were 121,928 options exercisable under the plan. At December 31, 2004, there were 446 option shares available to grant under the 2003 Stock Option Plan.

         At the Annual Meeting held on August 25, 2004 and reconvened on August 31, 2004, stockholders of the Company approved the Company's 2004 Stock Option Plan making available 703,591 shares for granting under the plan. During the year ended December 31, 2004, the Company granted 694,569 options to purchase common shares of the Company. Under the 2004 Stock Option Plan, each stock option granted entitles the holder to purchase one share of the Company's common stock at an exercise price of not less than the fair market value of a share of common stock at the date of grant. Options granted vest over a five-year period from the date of grant and will expire no later than 10 years following the grant date.

         At December 31, 2004, there were 694,569 options outstanding, with an average exercise price of $10.15, associated with the 2004 Stock Option Plan. The weighted average remaining contractual life was 9 years and 7 months with no exercisable options under the plan. At December 31, 2004, there were 9,022 option shares available to grant under the 2004 Stock Option Plan.

         The following is a summary of the Company's stock option plans as of and for the years ended December 31, 2004 and 2003:

                                                2004                             2003
                                        ----------------------------    -----------------------------
                                                    Weighted Average                 Weighted Average
                                         Shares      Exercise Price       Shares      Exercise Price
                                         ------      --------------       ------      --------------
Outstanding at beginning of year (1)      609,640        $5.59                 -        $     -
Granted                                   704,569        10.14           617,086           5.59
Exercised                                       -            -                 -              -
Forfeited                                   3,000        10.15             7,446           5.59
Expired                                         -            -                 -              -
                                        ---------        -----           -------          -----
Outstanding at end of year (2)          1,311,209        $8.03           609,640          $5.59
                                        ---------        -----           -------          -----

Exercisable at end of year                121,928        $5.59                 -        $     -
                                        =========        =====           =======          =====

(1) The number of options and the exercise price for the 2003 awards were adjusted for the exchange rate of 3.7231 shares in connection with the January 20, 2004 second step mutual-to-stock conversion.
(2) The outstanding balance at the end of 2003 includes 7,000 options that were reissued in 2004.


7.   Bank-owned Life Insurance Program
--------------------------------------
         The Bank Board of Directors approved the establishment of a Bank-owned life insurance program to be implemented and effective September 1, 2004. This program provides death benefit coverage to Bank officers and directors. This coverage continues after retirement. The Bank is the beneficiary of any benefit in excess of each officer's and director's death benefit amount.

         In order to fund this program, the Bank invested a total of $10,000,000 in two bank-owned life insurance policies on July 14, 2004. The cash surrender value of the two policies totaled $10,185,247 at December 31, 2004 and is reported on the Company's consolidated balance sheet. The Company reports any income from the policies as other income on the consolidated statement of operations. This income is not subject to tax.

NOTE I - INCOME TAXES
---------------------

         The   components  of  income  taxes  are   summarized  as  follows  (in
thousands):


                                              Year ended December 31,
                                    ---------------------------------------
                                        2004           2003          2002
                                        ----           ----          ----

Current tax expense
Federal income                       $ 2,509        $ 1,601       $ 1,203
State income                             302            267           334
                                     -------        -------       -------
Total current expense                  2,811          1,868         1,537
                                     -------        -------       -------
Deferred tax (benefit) expense
Federal income                          (303)            42          (223)
State income                             (92)             1          (114)
                                     -------        -------       -------
Total deferred expense                  (395)            43          (337)
                                     -------        -------       -------
Total income tax expense             $ 2,416        $ 1,911       $ 1,200
                                     =======        =======       =======

         A reconciliation of income taxes computed at the statutory federal income tax rate (34%) to the reported income tax expense is as follows (in thousands):

                                          Year ended December 31,
                                          -----------------------
                                        2004       2003       2002
                                        ----       ----       ----

Expected federal income tax expense   $ 2,251    $ 1,809    $ 1,099
Increase (decrease) in federal
   income tax expense resulting
   from state income tax, net of
   federal income tax effect              139        177        145
Tax exempt income                         (55)      (124)         -
Other, net                                 81         49        (44)
                                      -------    -------    -------
                                      $ 2,416    $ 1,911    $ 1,200
                                      =======    =======    =======

         Deferred tax assets and (liabilities) consisted of the following (in thousands):

                                                       Year ended December 31,
                                                   -----------------------------
                                                     2004       2003       2002
                                                   -------    -------    -------

Deferred tax assets
Allowance for loan loss                            $ 1,266    $   791    $   581
Depreciation                                             -          -        121
Unrealized losses on available-
for-sale investment securities                         163         84          -
Net operating loss carry over                        1,509      1,542          -
Other                                                   82         48         10
                                                   -------    -------    -------
                                                     3,020      2,465        712
Valuation allowance                                   (878)      (878)         -
                                                   -------    -------    -------
Deferred tax assets                                  2,142      1,587        712
                                                   -------    -------    -------
Deferred tax liabilities
Deferred loan costs, net of fees                   $   139    $   123    $    98
Depreciation                                           167         57          -
Unrealized gains on available-
for-sale investment securities                           -          -        312
Core deposit intangibles                               250        295          -
                                                   -------    -------    -------
Deferred tax liabilities                           $   556    $   475    $   410
                                                   -------    -------    -------

Net deferred tax asset, included in other assets   $ 1,586    $ 1,112    $   302
                                                   =======    =======    =======

         The Company has federal net operating loss carryovers acquired from First Bank of Central Jersey expiring as follows (in thousands):

             Expiring                                           Amount
             --------                                           ------

               2018                                            $   132
               2021                                              1,833
               2022                                              2,517
               2023                                                150
                                                               -------
                                                               $ 4,632
                                                               =======

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

         Estimated fair values have been determined by the Bank using what management believes to be the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2004 and 2003 are set forth below.

         For cash and due from banks and interest-bearing deposits with banks, the recorded book values of approximately $6,446,000 and $7,292,000 are deemed to approximate fair values at December 31, 2004, and 2003, respectively. The estimated fair values of investment and mortgage-backed securities are based on quoted market prices, if available. If quoted market prices are not available, the estimated fair values are based on quoted market prices of comparable instruments.

         The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar loan characteristics. The carrying value of accrued interest is deemed to approximate fair value.

                                                                        December 31,
                                                    ----------------------------------------------------
                                                            2004                         2003
                                                   -----------------------       -----------------------
                                                     Carrying    Estimated       Carrying    Estimated
                                                       amount    fair value       amount     fair value
                                                       ------   -----------       ------     ----------
                                                                      (in thousands)
Investment securities                               $ 244,944   $ 245,514        $ 156,993    $ 156,995
Federal Home Loan Bank stock                           10,771      10,771            3,644        3,644
Loans receivable, net                                 561,687     557,628          434,585      441,234
Cash surrender value of bank-owned life insurance      12,637      12,637            2,475        2,475

         The estimated fair values of demand deposits (i.e., interest- and non-interest-bearing checking accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value.

                                               December 31,
                          ------------------------------------------------------
                                  2004                          2003
                          ----------------------        ------------------------

                         Carrying     Estimated         Carrying     Estimated
                          amount      fair value          amount     fair value
                          ------      ----------          ------     ----------
                                              (in thousands)
Time deposits            $252,745        $252,272        $216,386       $218,436
FHLB advances             212,414         212,601          72,873         74,254

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


NOTE K - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
----------------------------------------------------------

         The Bank is a party to  financial  instruments  with  off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and unused lines of credit are represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         The Bank had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

                                                         December 31,
                                             ----------------------------------
                                                2004         2003       2002
                                                ----         ----       ----

Commitments to grant loans                    $67,884      $45,451      $31,456
Unfunded commitments under lines of credit     26,264       22,695       12,898
                                              -------      -------      -------
                                              $94,148      $68,146      $44,354
                                              =======      =======      =======

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but primarily includes residential real estate located within New Jersey. At December 31, 2004, commitments to fund fixed rate loans amounted to $ 47.5 million with interest rates between 5.00% and 7.00%.

NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

1.   Lease Commitments
----------------------
         Future approximate lease payments under non-cancelable operating leases at December 31, 2004 are due as follows (in thousands):

2005                                                            $   807
2006                                                                970
2007                                                                922
2008                                                                927
2009                                                                803
Thereafter                                                        8,605
                                                                -------
                                                                $13,034
                                                                =======

         Total rent expense was approximately $613,000, $578,000 and $426,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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


2.   Other
----------
         In the normal course of business, the Company and the Bank have been named as defendants in certain lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolutions of such suits will not have a material adverse effect on the consolidated financial position or results of operation of the Company.


NOTE M - CONDENSED FINANCIAL INFORMATION - PARENT CORPORATION ONLY
------------------------------------------------------------------

         Condensed financial information for Synergy Financial Group, Inc. (parent corporation only) follows (in thousands):

                            CONDENSED BALANCE SHEETS

                                                        December 31,
                                             -------------------------------
                                                 2004       2003       2002
                                                 ----       ----       ----

ASSETS
Cash and cash equivalents                    $  2,403   $ 41,240   $  8,610
Investment securities available for sale        4,882          -          -
Investment securities held to maturity          1,794          -          -
Investment in subsidiaries, at equity          89,731     40,791     30,956
Loan receivable from Bank for ESOP              5,962          -          -
Other assets                                      742        652         98
                                             --------   --------   --------
Total assets                                 $105,514   $ 82,683   $ 39,664
                                             ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Loan payable to Bank for ESOP                $      -   $  1,009   $  1,135
Stock subscriptions payable                         -     38,322          -
RSP obligation                                      -          -          -
Other liabilities                               1,472      2,424        657
Stockholders' equity                          104,042     40,928     37,872
                                             --------   --------   --------

Total liabilities and stockholders' equity   $105,514   $ 82,683   $ 39,664
                                             ========   ========   ========

CONDENSED STATEMENTS OF INCOME

                                                             Year ended December 31,
                                                             -----------------------
                                                            2004       2003       2002
                                                            ----       ----       ----

INCOME
Equity in undistributed net earnings of subsidiaries      $3,973     $3,537     $2,068
Interest income                                              523          1          -
                                                          ------     ------     ------

Total income                                               4,496      3,538      2,068
                                                          ------     ------     ------

EXPENSES
Other expenses                                               270         76         37
Interest expenses                                             23         45          -
                                                          ------     ------     ------

Total expenses                                               293        121         37
                                                          ------     ------     ------

NET INCOME                                                $4,203     $3,417     $2,031
                                                          ======     ======     ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Year ended December 31,
                                                                   --------------------------------
                                                                     2004        2003        2002
                                                                   --------    --------    --------
OPERATING ACTIVITIES
Net income                                                         $  4,203       3,417    $  2,031
Adjustments to reconcile net income to net cash provided by
operating activities
Equity in undistributed income of subsidiary                         (3,972)     (3,537)     (2,068)
Amortization, depreciation and other                                    550         423          73
Decrease in other assets                                               (102)       (543)        (75)
Decrease in other liabilities                                           952       1,767         629
                                                                   --------       -----    --------
Net cash provided by operating activities                             1,631       1,527         590
                                                                   --------       -----    --------
INVESTING ACTIVITIES
Additional investment in subsidiaries                               (45,000)     (7,000)     (6,000)
Principal repayments of investment securities available for sale      1,026           -           -
Principal repayments of investment securities held to maturity          229           -           -
Purchase of investment securities available for sale                 (5,897)          -         (11)
Purchase of investment securities held to maturity                   (2,022)          -           -
ESOP loan advanced to Bank                                           (5,962)          -           -
                                                                   --------       -----    --------
Net cash (used in) provided by investing activities                 (57,626)     (7,000)     (6,011)
                                                                   --------       -----    --------
FINANCING ACTIVITIES
(Repayments of) proceeds from stock subscriptions payable           (38,322)     38,322           -
Repurchase of treasury stock for RSP                                 (4,648)       (103)          -
Net proceeds from issuance of common stock                           61,597           -      13,960
Dividends paid                                                         (460)          -           -
Repayments of Bank loan for ESOP                                     (1,009)       (116)        (29)
                                                                   --------       -----    --------
Net cash provided by financing activities                            17,158      38,103      13,931

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (38,837)     32,630       8,510

Cash and cash equivalents at beginning of year                       41,240       8,610         100
                                                                   --------       -----    --------

Cash and cash equivalents at end of year                           $  2,403    $ 41,240    $  8,610
                                                                   ========    ========    ========

NOTE N - REGULATORY MATTERS
---------------------------

         The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision
(OTS). Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory guidelines. The Bank's capital amounts and classifications under the prompt corrective action guidelines are also subject to the qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2004, the Bank is considered well-capitalized under regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios, as set forth in the table below. There are no conditions or events that management believes have changed the institution's prompt corrective action category.

         The following table presents a reconciliation of GAAP capital and regulatory capital at the dates indicated for the Bank:

                                                               December 31,
                                                      ------------------------------

                                                         2004       2003       2002
                                                         ----       ----       ----

GAAP capital                                         $ 89,615     40,791     30,879
Unrealized (losses) gains on investment securities        280        148       (573)
Less: goodwill and other intangible assets                929        776          -
                                                     --------   --------   --------

Tangible and core capital                              88,966     40,163     30,306
Add: general allowance for loan losses                  4,427      3,274      2,231
                                                     --------   --------   --------

Total regulatory capital                             $ 93,393   $ 43,437   $ 32,537
                                                     ========   ========   ========

         The Bank's actual capital amounts and ratios are as follows (in thousands, except percentages):

                                                                    OTS Requirements
                                           -----------------------------------------------------------------------------
                                                                                                    Regulatory
                                                                           Minimum               for classification as
                                              Bank actual              capital adequacy            well capitalized
                                              -----------              ----------------            ----------------
                                           Amount      Ratio         Amount         Ratio          Amount       Ratio
                                           ------      -----         ------         -----          ------       -----
As of December 31, 2004

Total risk-based capital
(to risk-weighted assets)                 $93,393      16.57%         $45,077        8.00%        $56,346      10.00%
Tier I capital
(to risk-weighted assets)                  88,966      15.79%             N/A         N/A          33,808       6.00%
Tier I capital
(to adjusted total assets)                 88,966      10.44%          34,075        4.00%         42,594       5.00%
Tangible capital
(to adjusted total assets)                 88,966      10.44%          12,778        1.50%            N/A        N/A


                                                                     OTS Requirements
                                           -----------------------------------------------------------------------------
                                                                                                    Regulatory
                                                                           Minimum               for classification as
                                              Bank actual              capital adequacy            well capitalized
                                              -----------              ----------------            ----------------
                                           Amount      Ratio         Amount         Ratio          Amount       Ratio
                                           ------      -----         ------         -----          ------       -----
As of December 31, 2003:

Total risk-based capital
(to risk-weighted assets)                 $43,437      10.41%         $33,367        8.00%        $41,708      10.00%
Tier I capital
(to risk-weighted assets)                  40,163       9.63%             N/A         N/A          25,025       6.00%
Tier I capital
(to adjusted total assets)                 40,163       6.37%          25,223        4.00%         31,529       5.00%
Tangible capital
(to adjusted total assets)                 40,163       6.37%           9,459        1.50%            N/A       N/A



NOTE O - SELECTED QUARTERLY FINANCIAL DATA
------------------------------------------

         Unaudited quarterly financial data is as follows (in thousands, except share data):

                                                                  Year ended December 31, 2004
                                                        ---------------------------------------------

                                                            First      Second      Third     Fourth
                                                           quarter     quarter    quarter    quarter
                                                           -------     -------    -------    -------

Interest income                                             $8,248     $8,357     $9,783    $10,038
Interest expense                                             2,571      2,821      3,761      4,039
                                                            ------     ------     ------    -------
Net interest income                                          5,677      5,536      6,022      5,999
Provision for losses                                           368        336        429        358
                                                            ------     ------     ------    -------
Net interest income after provision for losses               5,309      5,200      5,593      5,641
Other income                                                   672        513        952      1,120
Other expense                                                4,312      4,241      4,897      4,931
                                                            ------     ------     ------    -------
Income before income tax provision                           1,669      1,472      1,648      1,830
Provision for income taxes                                     664        562        554        636
                                                            ------     ------     ------    -------
Net income                                                  $1,005     $  910     $1,094     $1,194
                                                            ======     ======     ======     ======

Basic earnings per share                                     $0.10      $0.08      $0.10      $0.10
                                                            ======     ======     ======     ======
Diluted earnings per share                                   $0.10      $0.08      $0.09      $0.10
                                                            ======     ======     ======     ======

                                                                  Year ended December 31, 2003
                                                        ---------------------------------------------
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
                                                              ======     ======     ======    ======

Item 9.  Changes  In  And  Disagreements  With  Accountants  On  Accounting  And
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

Item 9A. Controls And Procedures
--------------------------------

         Synergy Financial Group, Inc.'s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2004 were effective in ensuring material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management's Assessment of Internal Control Over Financial Reporting included in this Form 10-K under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference, management assessed the Corporation's system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, its system of internal control over financial reporting met those criteria and is effective. Grant Thornton LLP's attestation report on management's assessment of the Company's internal control over financial reporting is included in this Form 10-K under Item 7 and is incorporated herein by reference.

         Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Section 16(A) Beneficial Ownership Reporting Compliance

         The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, as amended. The officers and directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock ("10% beneficial owners") are required by Section 16(a) of such act to file reports of ownership and changes in beneficial ownership of the Common Stock with the SEC and NASDAQ and to provide copies of those reports to the Company. The Company is not aware of any beneficial owner, as defined under Section 16(a), of more than 10% of its Common Stock. To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2004 fiscal year.

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

                              AGE AT          YEAR FIRST           CURRENT
                            DECEMBER 31,      ELECTED OR           TERM TO
NAME                           2004          APPOINTED(1)          EXPIRE
----                        ------------     ------------          ------

Directors
Kenneth S. Kasper               50               1993               2005
Nancy A. Davis                  65               1977               2006
Magdalena M. De Perez           54               2001               2005
John S. Fiore                   47               2000               2006
David H. Gibbons, Jr.           34               2001               2007
Paul T. LaCorte                 52               2001               2007
George Putvinski                56               1993               2005
W. Phillip Scott                53               1996               2006
Albert N. Stender               59               1999               2007

Non-Director Executive Officers
  of the Company
Kevin M. McCloskey              46                N/A                N/A
Kevin A. Wenthen                50                N/A                N/A
Ralph A. Fernandez              40                N/A                N/A


(1) Refers to the year the individual first became a director of the Bank. All directors of the Bank in March 2001 became directors of the Company at that time.

         Set forth below is the business experience for the past five years of each of the directors and executive officers of the Company.

         Kenneth S. Kasper has served as Chairman of the Board of Directors of the Company since its formation in 2001. He has been a director of the Bank since 1993, and has served as Chairman of the Board of Directors of the Bank since 1998. Mr. Kasper is a Compliance Director with Schering-Plough Corporation, a pharmaceutical research and manufacturing company, a position he has held since 1991. Prior to that time, Mr. Kasper served as Senior Counsel for Schering-Plough. Mr. Kasper is also actively involved in civic activities, serving as Chairman of the Chester Borough Board of Adjustment, Director of the Board of Environmental Health & Safety Auditor Certifications ("BEAC"), and Treasurer of the Council of Engineering and Scientific Specialty Boards.

         Nancy A. Davis has served on the Board of Directors of the Company since its formation in 2001, and the Bank since 1977. Ms. Davis is a consultant for Schering-Plough Corporation, a company that she retired from in 2002. She was employed by that company since 1965, most recently as a Senior Legal Assistant.

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

         David H. Gibbons, Jr. has served on the Board of Directors of the Company and the Bank since 2001. Mr. Gibbons is a commercial real estate executive who is employed as Executive Vice President of Gibbons Realty Group, Inc. He is active in the community, serving as a Trustee for Trinitas Hospital, a Director of the Union County Alliance and the Elizabeth Chamber of Commerce, Chairman of the Board of Directors of the YMCA of Eastern Union County and is a Past Chairman of the Board of Directors of Elizabeth Development Co. In addition, Mr. Gibbons also serves as a Trustee for the National Association of Office and Industrial Properties, a commercial real estate trade and lobbying organization.

         Paul T. LaCorte has served on the Board of Directors of the Company and the Bank since 2001. Mr. LaCorte is an executive officer and partner with Hamilton Holding Company, V & F, Inc. and Ditullio and LaCorte Associates, LLC, all of which are real estate holding companies. He is a member and former
Chairman of the Union County Economic Development Corporation and a former Chairman of the Cranford Downtown Management Corporation. He is also a member and former President of the Cranford Chamber of Commerce.

         George Putvinski has served on the Board of Directors of the Company since its formation in 2001, and the Bank since 1993. Mr. Putvinski is employed as the Director of Global Planning and Reporting for Schering-Plough Corporation. He has been employed by Schering-Plough Corporation since 1979.

         W. Phillip Scott has served on the Board of Directors of the Company since its formation in 2001, and the Bank since 1996. Mr. Scott is employed as a Finance Manager for Schering-Plough Corporation. He has been employed by Schering-Plough Corporation since 1980. Mr. Scott is a certified public accountant.

         Albert N. Stender has served on the Board of Directors of the Company since its formation in 2001, and the Bank since 1999. Mr. Stender is a self-employed attorney, who was formerly a partner with the law firm of Stender & Hernandez and Cranford municipal attorney. He is the managing member of URANUT, LLC, a real estate investment company. Mr. Stender is also municipal prosecutor for the Borough of Kenilworth and a Director of the Cranford Chamber of Commerce.

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

         Ralph A.  Fernandez  has  served as  Senior  Vice  President  and Chief
Financial Officer for the Company and the Bank since January, 2004. He previously served the Company and Bank as Vice President and Chief Financial Officer since 2000, after joining the Bank as Vice President of Finance in 1999. Prior to that time, Mr. Fernandez was a regional executive policy committee member, a senior examiner and a senior analyst for the Office of Thrift Supervision.

Audit Committee

         The Audit Committee consists of Directors Gibbons (Chair), Davis, Putvinski and Stender. All members of the Audit Committee are independent under the rules of the NASDAQ stock market. The Board of Directors has determined that Mr. Putvinski is an Audit Committee Financial Expert within the meaning of the regulations of the Securities and Exchange Commission. The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee typically meets every other month with the internal auditor and periodically as needed with the external auditors. Its main responsibilities include oversight of the internal and external auditors and monitoring of management and staff compliance with the Board's audit policies, and applicable laws and regulations.

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

Item 11. Executive Compensation
-------------------------------

Compensation of Directors

         Board Fees. For the year ended December 31, 2004, each director was paid an annual retainer of $6,000, which is paid in monthly installments of $500, a fee of $1,500 per Board meeting and a fee of $300 per committee meeting for each such meeting attended. The Chairman received an additional annual fee of $3,000. The total compensation paid to the directors for the year ended December 31, 2004 was $229,200. Directors who also serve as employees of the Bank do not receive compensation as directors.

2004 Stock Awards
-----------------

         2004 Stock Option Plan. Directors and officers were awarded options to purchase shares of common stock on August 31, 2004, the date of stockholder approval of the Synergy Financial Group, Inc. 2004 Stock Option Plan, at an exercise price equal to the fair market value of the Common Stock on that date. Each non-employee director was awarded 26,384 options. President and Chief Executive Officer

Fiore was awarded 175,897 options. Officers McCloskey, Wenthen and Fernandez were each awarded 63,200 options. These options are first exercisable at a rate of 20% one year after the date of grant and 20% annually thereafter during such period of service as an employee, director or director emeritus. Upon disability, death, or a change in control, such awards become 100% exercisable. The exercise price is $10.15.

         2004 Restricted Stock Plan. Directors and officers were awarded shares of restricted stock on August 31, 2004, the date of stockholder approval of the Synergy Financial Group, Inc. 2004 Restricted Stock Plan. Each non-employee director was awarded 10,553 shares of restricted stock. President and Chief Executive Officer Fiore was awarded 70,359 shares of restricted stock. Officers McCloskey, Wenthen and Fernandez were each awarded 25,000 shares of restricted stock. Restricted stock awards are earned at the rate of 20% one year after the date of grant and 20% annually thereafter during periods of service as an employee, director or director emeritus. All awards become immediately 100% vested upon death, disability, or termination of service following a change in control. The 2004 Restricted Stock Plan intends to continue to make stock purchases in the open market from time to time to fund such plan.

Executive Compensation

         Summary Compensation Table. The following table sets forth the compensation awarded to or earned by the Company's President and Chief Executive Officer and certain other executive officers for the years shown. No other executive officer received a total annual salary and bonus in excess of $100,000 during the reporting period.

                                              Annual Compensation(1)  Long Term Compensation Awards
                                              -----------------------------------------------------

                                                                            Restricted         Securities              All
                                  Fiscal                                      Stock           Underlying              Other
Name and Principal Position        Year          Salary         Bonus      Award(s) ($)(2)  Options/SARs(#)(3)     Compensation
                                   ----          ------         -----      ---------------  ------------------     ------------

John S. Fiore,                     2004          $288,086      $136,841      $714,144           175,897             $42,510(4)
President and Chief                2003           220,450        78,260       293,480           152,743              60,953
Executive Officer                  2002           204,120       205,140             -                 -              57,868

Kevin M. McCloskey,                2004          $161,000      $ 76,475      $253,750            63,200             $24,815(5)
Senior Vice President and          2003           140,000        42,700       133,114            74,462              39,333
Chief Operating Officer            2002           130,000       124,150             -                 -              27,449

Kevin A. Wenthen,                  2004          $148,500      $ 70,538      $253,750            63,200             $23,165(6)
Senior Vice President and          2003           135,000        41,175       133,114            74,462              37,896
Chief Administrative Officer       2002           125,000       119,375             -                 -              26,420

Ralph A. Fernandez,                2004          $125,000      $ 59,375      $253,750            63,200             $19,063(7)
Senior Vice President and          2003           105,000        32,025       133,114            74,462              29,465
Chief Financial Officer            2002            95,000        90,725             -                 -              20,099



(1) All compensation set forth in the table, other than awards under the 2004 and 2003 Stock Option Plans and the 2004 and 2003 Restricted Stock Plans, was paid by the Bank

(2) Represents the award of 70,359 shares of restricted stock during 2004 and 52,532 shares of restricted stock during 2003 to Mr. Fiore and 25,000 shares of restricted stock during 2004 and 23,827 shares of restricted stock during 2003 to each of Messrs. McCloskey, Wenthen and Fernandez under the 2004 Restricted Stock Plan and the 2003 Restricted Stock Plan, based upon the last reported sales price for the common stock as reported on the NASDAQ National Market System on August 31, 2004 and on the OTC Electronic Bulletin Board on April 22, 2003, the date of each award. These awards vest at the rate of 20% per year, beginning on the first anniversary date of the grant. Dividend rights associated with the restricted stock are accrued and held in arrears to be paid at the time the shares vest. As of December 31, 2004, 10,506 shares had vested for Mr. Fiore and 4,765 shares had vested for each of Messrs. McCloskey, Wenthen and Fernandez. The value of the restricted shares held by Mr. Fiore was $1,651,655 and the value of the restricted shares held by each of Messrs. McCloskey, Wenthen and Fernandez was $656,235.

(3) Mr. Fiore was awarded 175,897 options during 2004 and 152,743 options during 2003 and Messrs. McCloskey, Wenthen and Fernandez were each awarded 63,200 options during 2004 and 74,462 options during 2003. The options awarded during 2004 were at the exercise price of $10.15, equal to the fair market value of the Common Stock on August 31, 2004, the date of the award, and the options awarded during 2003 were at the exercise price of $5.5867 per share, equal to the fair market value of the Common Stock on April 22, 2003, the date of the award. The number of options and the exercise price for the 2003 awards have been adjusted for the exchange ratio in connection with the second-step conversion completed in January 2004.

(4) For 2004, includes the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $28,400, the Bank's contribution to the individual's account under a 401(k) Plan of $13,000 and $1,110 for a term life insurance premium. The amount does not include the award of shares under the ESOP program for 2004, as this information was not available at the time this report was produced.

(5) For 2004, includes the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $16,100, the Bank's contribution to the individual's account under a 401(k) Plan of $8,050 and $665 for a term life insurance premium. The amount does not include the award of shares under the ESOP program for 2004, as this information was not available at the time this report was produced.

(6) For 2004, includes the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $14,850, the Bank's contribution to the individual's account under a 401(k) Plan of $7,425 and $890 for a term life insurance premium. The amount does not include the award of shares under the ESOP program for 2004, as this information was not available at the time this report was produced.

(7) For 2004, includes the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $12,500, the Bank's contribution to the individual's account under a 401(k) Plan of $6,250 and $313 for a term life insurance premium. The amount does not include the award of shares under the ESOP program for 2004, as this information was not available at the time this report was produced.

       The following table sets forth information concerning options granted under the 2004 Stock Option Plan during the year ended December 31, 2004.

                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                            OPTION GRANTS IN 2004 FISCAL YEAR                   ANNUAL RATES OF STOCK
                                            ---------------------------------                   PRICE APPRECIATION FOR
                                                   INDIVIDUAL GRANTS                                 OPTION TERM
                              ------------------------------------------------------------  ------------------------------
                                              PERCENT OF
                                            TOTAL OPTIONS
                               NUMBER     GRANTED TO EXERCISE
                             OF OPTIONS      EMPLOYEES IN         PRICE        EXPIRATION
           NAME               GRANTED         FISCAL YEAR       ($/SHARE)         DATE          5% ($)           10% ($)
           ----               -------         -----------       ---------         ----          ------           -------

John S. Fiore                 175,897           36%              $10.15          8/31/14      1,122,223         2,846,013
Kevin M. McCloskey             63,200           13%              $10.15          8/31/14        403,216         1,022,576
Kevin A. Wenthen               63,200           13%              $10.15          8/31/14        403,216         1,022,576
Ralph A. Fernandez             63,200           13%              $10.15          8/31/14        403,216         1,022,576


         The following table sets forth information concerning options held as of December 31, 2004.


                     Aggregated Option Exercises in 2004 Fiscal Year and Fiscal Year End Option Values
                     ---------------------------------------------------------------------------------
                                                                                                   Value of
                              Shares                          Number of Options             In-the-money Options
                           Acquired On       Value         At Fiscal Year-end (#)         At Fiscal Year-end ($)
          Name             Exercise (#)   Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable (1)
          ----             ------------   ------------    -------------------------     -----------------------------

John S. Fiore                   -                -           30,548 / 298,092              $239,903 / $1,538,336
Kevin M. McCloskey              -                -           14,892 / 122,770              $116,951 / $  675,749
Kevin A. Wenthen                -                -           14,892 / 122,770              $116,951 / $  675,749
Ralph A. Fernandez              -                -           14,892 / 122,770              $116,951 / $  675,749


         Employment Agreements. The Bank has entered into an employment agreement with Mr. Fiore. Mr. Fiore's base salary under the employment agreement for the year ended December 31, 2004 was $288,086. Mr. Fiore's employment agreement has a term of three years and may be terminated by the Bank for "cause" as defined in the agreement. If the Bank terminates Mr. Fiore's employment without just cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the agreement. The employment agreement contains a provision stating that after Mr. Fiore's employment is terminated in connection with any change in control, he will be paid a lump sum amount equal to 2.99 times his base salary and the highest rate of bonus awarded to him during the three years prior to such termination. If payment had been made under the agreement as of December 31, 2004, the payment to Mr. Fiore would have equaled approximately $1,463,200. In addition, the Board has entered into Change in Control Severance Agreements with executive officers McCloskey, Wenthen and Fernandez. Under such agreements, if their employment is terminated within eighteen months of a change in control of the Bank, such individuals would receive severance benefits equal to approximately three times their average annual compensation. At December 31, 2004, such payments would have equaled approximately $739,900, $681,400 and $611,300, respectively, upon termination following a change in control. All payments to be made under these agreements shall be reduced as may be necessary so that such payments will not exceed the tax deductible limits under Section 280G of the Code.

         Supplemental Executive Retirement Plan. Synergy Bank established a Supplemental Executive Retirement Plan ("SERP") for the benefit of John S. Fiore, President and Chief Executive Officer in April, 1999. Under the terms of the SERP, the Bank accrued an annual expense that was projected to furnish Mr. Fiore an annual pension benefit upon retirement at age 60 of $102,366 per year for a period of fifteen years. On December 16, 2004, the Board terminated this SERP agreement, and paid the accrued plan assets of $48,481.24 to Mr. Fiore. A new SERP agreement was subsequently adopted with an effective date of January 1, 2005. The new SERP will provide benefits to Mr. Fiore in an amount equal to 70% of his final salary upon retirement at age 60, payable for life, reduced by the projected value of benefits payable to Mr. Fiore, as follows: (i) 50% of the estimated benefits from the Federal Social Security system; (ii) the account value from the 401(k) Savings Plan attributable to any Company contributions or matching contributions; (iii) the account value from the ESOP; (iv) the account value from any other Code Section 401(a) tax-qualified retirement plans of the Company or its affiliates that are implemented at any time after the SERP effective date; and (v) the account value from the ESOP benefits equalization plan. The minimum benefit under the new SERP will be an annual benefit of $102,366 upon retirement at age 60 for life, but in no event for a period of less than 15 years.

         Under the terms of the new SERP, the Bank will determine annually the projected future benefits and set aside an annual accrual as determined necessary in accordance with generally accepted accounting principles.

         On January 1, 2002, the Bank adopted a SERP for the benefit of executive officers McCloskey, Wenthen and Fernandez. This plan requires an annual accrual equal to ten percent of each participant's base salary to be credited to the plan reserve. Plan reserves earned interest at an annual rate equal to the greater of the Bank's cost of funds or 4%. The accumulated deferred compensation account for each executive officer was to be payable to each participant at anytime following termination of employment after three years following the SERP's implementation, the death or disability of the executive officer or termination of employment following a change in control of Synergy Bank, whereby Synergy Bank or Synergy Financial Group, Inc. is not the resulting entity. In December, 2004 the Board of Directors adopted a plan amendment that adjusted the plan reserves annual earnings rate to The Wall Street Journal "prime rate" plus 100 basis points, with a minimum rate of 4% and a maximum rate of 10%. The amendment also provides participants the ability to request that plan assets be invested in Synergy Financial Group, Inc. common stock. The effective date of this amendment is January 1, 2005.

         Deferred  Compensation Plan. The Bank sponsors a Deferred  Compensation
Plan that permits directors and officers to defer the receipt of compensation until a future date. Such deferred sums earn interest earnings at The Wall Street Journal "prime rate" plus 100 basis points, with a minimum of 4% and a maximum of 10%. Alternatively, such deferred amounts may be directed for investment in Company stock. Deferred sums are recognized as a financial reporting expense at the time of deferral. Generally, payments under the plan will be taxable to each participant at the time of receipt of such payment, and the Company will recognize a tax-deductible compensation expense at such time.

         Benefits Equalization Plan. The Board of Directors of the Company adopted the Synergy Financial Group, Inc. Retirement Benefits Equalization Plan ("BEP") effective as of January 1, 2005. The BEP provides the participating executives with the same level of benefits that all other employees are eligible to receive under the Company's ESOP and 401(k) Savings Plan without regard to the limitations on levels of compensation and annual benefits imposed under Sections 401(a)(17) and 415 of the Internal Revenue Code. Specifically, the BEP provides benefits to officers that cannot be provided under the ESOP and the 401(k) Savings Plan as a result of limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code, but that would have been provided under the ESOP and the 401(k) Savings Plan, but for these Internal Revenue Code limitations. For example, this BEP provides participants with a benefit for any compensation that they may earn in excess of $205,000 per year (as indexed) comparable to the benefits earned by all participants under the ESOP and the 401(k) Savings Plan for compensation earned below that level. The actual value of benefits under the BEP and the annual financial reporting expense associated with the BEP will be calculated annually based upon a variety of factors, including the actual value of benefits for participants determined under the ESOP and the 401(k) Savings Plan each year, the applicable limitations under the Internal Revenue Code that are subject to adjustment annually and the salary of each participant at such time. Generally, benefits under the BEP will be taxable to each participant at the time of receipt of such payment, and the Company will recognize a tax-deductible compensation expense at such time.

         Split Dollar Life Insurance Agreement. In addition, the Board of Directors of the Bank also approved an amendment to the Life Insurance Agreement between the Bank and John S. Fiore, President and Chief Executive Officer, which shall provide a death benefit payable to Mr. Fiore's beneficiaries of $2.0 million. The prior arrangement provided for a reduction of such death benefit following retirement after age 60.

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

         Compensation of the Chief Executive Officer. Mr. Fiore has served as President and Chief Executive Officer of the Company since its formation and as President and Chief Executive Officer of the Bank since 1995. His salary for 2004 of $288,086 reflected the Board's assessment of compensation levels for the industry. In addition, during 2004, Mr. Fiore was awarded stock options to purchase 175,897 shares of common stock on August 31, 2004, the date of stockholder approval of the Synergy Financial Group, Inc. 2004 Stock Option Plan, at an exercise price equal to the fair market value of the Common Stock on that date - $10.15. These options are first exercisable at a rate of 20% one year after the date of grant and 20% annually thereafter during such period of service as an employee, director or director emeritus. Upon disability, death, or a change in control, such awards become 100% exercisable. Additionally, Mr. Fiore was awarded 70,359 shares of restricted stock on August 31, 2004, the date of stockholder approval of the Synergy Financial Group, Inc. 2004 Restricted Stock Plan. Restricted stock awards are earned at the rate of 20% one year after the date of grant and 20% annually thereafter during periods of service as an employee, director or director emeritus. All awards become immediately 100% vested upon death or disability or termination of service following a change in control.

         Compensation Committee: Kenneth S. Kasper (Chair), Magdalena M. De Perez, Paul LaCorte and Albert N. Stender

         Stock Performance Graph. Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Common Stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Stock Market index and (b) the cumulative total shareholder return on stocks included in the SNL NASDAQ Thrift Index. The NASDAQ index was prepared by the Center for Research in Security Prices (CRSP) at the University of Chicago, and the SNL NASDAQ Thrift index was prepared by SNL Securities, LC, Charlottesville, Virginia. The SNL Thrift Index includes all thrift institutions traded on NASDAQ. The cumulative total return for both indices and for the Company is computed with the reinvestment of dividends that were paid during the period and assume the investment of $100 as of January 21, 2004 (the date the Company's common stock began trading on the NASDAQ Stock Market following the closing of the Company's second-step mutual-to-stock conversion on January 20, 2004). It is assumed that the investment in the Company's common stock was made at the initial public offering price of $10.00 per share.

                                [GRAPHIC OMITTED]


---------------------------------------- ------------ -----------
                                           1/21/04     12/31/04
---------------------------------------- ------------ -----------
NASDAQ U.S. Market Index                    $100         $102
SNL NASDAQ Thrift Index                      100          108
Synergy Financial Group, Inc.                100          135
---------------------------------------- ------------ -----------

         There can be no assurance that the Company's future stock performance will be the same or similar to the historical stock performance shown in the graph above. The Company neither makes nor endorses any predictions as to stock performance.

         Compensation Committee Interlocks and Insider Participation. The Compensation Committee of the Bank during the year ended December 31, 2004 consisted of Directors Kasper (Chair), De Perez, LaCorte and Stender. During the year ended December 31, 2004, the Company had no "interlocking" relationships in which (i) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served on the compensation committee of the Company; (ii) an executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee of the Company; and (iii) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

         Persons and groups owning in excess of 5% of the outstanding shares of Common Stock are required to file reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended. Other than as set forth in the following table, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at February 28, 2005.

                                                               Percent of Shares
                                         Amount and Nature of   of Common Stock
Name and Address of Beneficial Owner     Beneficial Ownership     Outstanding
------------------------------------     --------------------     -----------

Synergy Financial Group, Inc.
  Bank Employee Stock
  Ownership Plan Trust (the "ESOP")          996,167(1)               8.0%
310 North Avenue East
Cranford, New Jersey 07016

Financial Edge Fund, L.P.
20 East Jefferson Avenue, Suite 22           773,558(2)               6.2%
Naperville, Illinois 60540

     (1) These shares are held in a suspense account and are allocated among participants annually on the basis of compensation as the ESOP debt is repaid. The Board of Directors appointed all non-employee directors to serve as ESOP Trustees and appointed John S. Fiore, President and Chief Executive Officer, Kevin A. Wenthen, Senior Vice President, and Janice L. Ritz, a Vice President of the Bank, as members of the ESOP Plan Committee. The ESOP Trustees direct the vote of all unallocated shares and shares allocated to participants if timely voting directions are not received for such shares.

     (2) As reported in an amended Form 13D filed by the beneficial owners with the SEC on January 24, 2005.

(b)  Security Ownership of Management

         The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and the executive officers of the Company as of February 28, 2005.

                                           Shares of
                                         Common Stock             Percent
                                         Beneficially               of
Name                                       Owned(1)                Class
                                           --------                -----

Directors
Kenneth S. Kasper                     53,089 (2)(3)(4)                *
Nancy A. Davis                        47,224 (2)(3)                   *
Magdalena M. De Perez                 19,641 (2)(3)                   *
John S. Fiore                        189,995 (5)                    1.5%
David H. Gibbons, Jr.                 56,663 (2)(3)(6)                *
Paul T. LaCorte                       36,224 (2)(3)                   *
George Putvinski                      46,025 (2)(3)(7)                *
W. Phillip Scott                      32,521 (2)(3)(8)                *
Albert N. Stender                     54,530 (2)(3)(9)                *

Executive Officers of the Company
Kevin M. McCloskey                   216,630 (10)(11)                1.7%
Kevin A. Wenthen                      74,124 (10)                     *
Ralph A. Fernandez                    62,529 (12)                     *

All directors and executive          907,085 (13)                    7.3%
officers of the Company as a
group (12 persons)

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

     (2) Excludes 996,167 shares of Common Stock held under the ESOP over which such individual, as an ESOP Trustee, exercises shared voting power. Also excludes 408,055 shares of Common Stock held under the 2003 and 2004 Restricted Stock plans ("RSP") over which such individual, as an RSP Trustee, exercises shared voting power.

     (3) Includes 4,627 shares of Common Stock which may be acquired pursuant to the exercise of options that become exercisable within 60 days of February 28, 2005. Includes 1,582 shares of Common Stock under the RSP which will vest on April 22, 2005.

     (4) Includes 31,537 shares owned by Mr. Kasper's wife, which Mr. Kasper may be deemed to beneficially own.

     (5) Includes 30,548 shares of Common Stock which may be acquired pursuant to the exercise of options that become exercisable within 60 days of February 28, 2005. Includes 10,506 shares of Common Stock under the RSP which will vest on April 22, 2005. Includes 26,061 shares owned by Mr. Fiore's wife, which Mr. Fiore may be deemed to beneficially own.

     (6) Includes 2,457 shares owned by Mr. Gibbon's wife, which Mr. Gibbons may be deemed to beneficially own.

     (7) Includes 14,892 shares owned by Mr. Putvinski's wife, which Mr. Putvinski may be deemed to beneficially own.

     (8) Includes 930 shares owned by Mr. Scott's wife and 3,723 shares held in trust for a minor child, which Mr. Scott may be deemed to beneficially own.

     (9) Includes 38,763 shares owned by Mr. Stender's wife, which Mr. Stender may be deemed to beneficially own.

     (10) Includes 14,892 shares of Common Stock which may be acquired pursuant to the exercise of options that become exercisable within 60 days of February 28, 2005. Includes 4,765 shares of Common Stock under the RSP which will vest on April 22, 2005.

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

(d)  Securities Authorized for Issuance under Equity Compensation Plans

         Set forth below is  information as of December 31, 2004 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                                      Equity Compensation Plan Information
                                 -------------------------------------------------------------------------------
                                          (A)                      (B)                          (C)
                                                                                        Number of Securities
                                 Number of Securities         Weighted-average         Remaining Available for
                                   to be Issued Upon         Exercise Price of          Future Issuance Under
                                      Exercise of               Outstanding              Equity Compensation
                                 Outstanding Options,        Options, Warrants       Plans (Excluding Securities
                                  Warrants and Rights            and Rights           Reflected in Column (A))
                                  -------------------            ----------           ------------------------

EQUITY COMPENSATION PLANS
APPROVED BY SHAREHOLDERS:
2004 Stock Option Plan..........       703,591                  $ 10.15                        -
2003 Stock Option Plan..........       617,086                  $5.5867                        -
2004 Restricted Stock Plan(1)...           N/A                      N/A                        -
2003 Restricted Stock Plan (1)..           N/A                      N/A                        -
EQUITY COMPENSATION PLANS NOT
APPROVED BY SHAREHOLDERS:
Not applicable..................             -                        -                        -
                                     ---------                  -------                     ----

TOTAL...........................     1,320,677                  $  8.02                        -
                                     =========

       (1) Restricted stock awards of 485,150 shares have been granted. Such awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         No directors, officers or their immediate family members were engaged in transactions with the Company or any subsidiary involving more than $60,000 (other than loans with the Bank) during the two years ended December 31, 2004.

         The Bank, like many financial institutions, has followed the policy of offering residential mortgage loans for the financing of personal residences and consumer loans to its officers, directors and employees. Loans are made in the ordinary course of business and are also made on substantially the same terms and conditions, other than a 1% discount on eligible loans for employees on the interest rate paid while the person remains an employee, as those of comparable transactions prevailing at the time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2004, all loans outstanding to all directors, nominees and executive officers, and the affiliates of such persons, were current and performing in accordance with their terms.

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

         Effective July 30, 2002, the Securities and Exchange Act of 1934 was amended by the Sarbanes-Oxley Act of 2002 to require all auditing services and non-audit services provided by an issuer's independent auditor to be pre-approved by the issuer's audit committee. The Company's Audit Committee has adopted a policy of approving all audit and non-audit services prior to the service being rendered. All of the services listed below for 2003 and 2004 were approved by the Audit Committee prior to the service being rendered.

         Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Company's annual consolidated financial statements and for the review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2004 and 2003 were $173,463 and $78,489, respectively.

         Audit Related Fees. The aggregate fees billed by Grant Thornton LLP for assurance and related services related to the audit of the annual financial statements and to the review of the quarterly financial statements for the years ended December 31, 2004 and 2003 were $8,750 and $123,085, respectively and for 2003 consisted of services in connection with the Company's second-step stock offering completed on January 20, 2004 and for 2004 consisted of services in connection with a Form S-8 registration statement filed by the Company related to the 2004 Stock Option Plan.

         Tax Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, tax advice or tax planning for the years ended December 31, 2004 and 2003 were $20,000 and $25,132, respectively.

         All Other Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for services or products other than those listed under the captions "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the years ended December 31, 2004 and 2003 were $0 and $1,000, respectively, and consisted of services in connection with the Company's second-step stock offering completed on January 20, 2004.

Item 15. Exhibits and Financial Statement Schedules

           (a) Listed below are all financial statements and exhibits filed as part of this report.

1. The consolidated statements of financial condition as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended December 31, 2004, together with the related notes and the report of independent certified public accountants.

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

         3(i)  Certificate of  Incorporation of Synergy  Financial Group,  Inc.*

         3(ii) Bylaws of Synergy Financial Group, Inc.*

         4     Specimen Stock Certificate of Synergy Financial Group, Inc.*

        10.1   Employment Agreement between Synergy Bank and John S. Fiore**

        10.2   Supplemental  Executive  Retirement  Income Agreement for John S.
               Fiore

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

        10.4   Synergy Financial Group, Inc. 2003 Restricted Stock Plan***

        10.5   Synergy Financial Group, Inc. 2003 Stock Option Plan***

        10.6 Change in Control Severance Agreement between Synergy Bank and Kevin M. McCloskey*

        10.7 Change in Control Severance Agreement between Synergy Bank and Kevin A. Wenthen*

        10.8 Change in Control Severance Agreement between Synergy Bank and Ralph A. Fernandez*

        10.9   Directors Change in Control Plan*

        10.10  Synergy Financial Group, Inc. 2004 Restricted Stock Plan****

        10.11  Synergy Financial Group, Inc. 2004 Stock Option Plan****

        21     Subsidiaries of the Company

        23     Consent of Grant Thornton LLP

        31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-108884 filed with the SEC on September 17, 2003)

               ** Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-89384filed with the SEC on May 30, 2002). Synergy Bank changed its name from Synergy Federal Savings Bank after these agreements were entered into.

               *** Incorporated by reference to the Definitive Proxy Statement of Synergy Financial Group, Inc. for the 2003 Annual Meeting of Stockholders (File No. 00049980; filed with the SEC on March 18, 2003)

               **** Incorporated by reference to the Definitive  Proxy Statement of Synergy Financial Group, Inc. for the 2004 Annual Meeting of Stockholders (File No. 00050467; filed with the SEC on July 19, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2005.

                                                     SYNERGY FINANCIAL GROUP, INC.


                                                     By: /s/John S. Fiore
                                                         -------------------------------------
                                                         John S. Fiore
                                                         President and Chief Executive Officer
                                                         (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2005.


/s/Kenneth S. Kasper                                 /s/John S. Fiore
------------------------------                       -------------------------
Kenneth S. Kasper                                    John S. Fiore
Chairman and Director                                President, Chief Executive Officer and
                                                     Director (Principal Executive Officer)


/s/Ralph A. Fernandez                                /s/Paul T. LaCorte
------------------------------                       -------------------------
Ralph A. Fernandez                                   Paul T. LaCorte
Senior Vice President and Chief Financial Officer    Director
(Principal Financial and Accounting Officer)


/s/Nancy A. Davis                                    /s/George Putvinski
------------------------------                       -------------------------
Nancy A. Davis                                       George Putvinski
Director                                             Director


/s/W.Phillip Scott                                   /s/Albert N. Stender
------------------------------                       -------------------------
W. Phillip Scott                                     Albert N. Stender
Director                                             Director


/s/David H. Gibbons, Jr.                             /s/Magdalena M. De Perez
------------------------------                       ------------------------
David H. Gibbons, Jr.                                Magdalena M. De Perez
Director                                             Director
