Form 10-Q
period 2005-03-31
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2005-05-10
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MarkOne)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: March 31, 2005
                                     --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-50467
                                            ---------

                          SYNERGY FINANCIAL GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                  52-2413926
--------------------------------------               ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

     310 North Avenue East, Cranford, New Jersey              07016
     -------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                                 (908) 272-3838
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of May 10, 2005:

$0.10   Par   Value   Common   Stock                    12,385,262
------------------------------------                 ----------------
              Class                                 Shares Outstanding

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                                            Page
------        ---------------------                                                                            ----
Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2005 (unaudited) and
                  December 31, 2004 (audited).....................................................................1

              Consolidated Statements of Income for the three months ended
                  March 31, 2005 and 2004 (unaudited).............................................................2

              Consolidated Statement of Changes in Stockholders' Equity for the
                  three months ended March 31, 2005 (unaudited)...................................................3

              Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2005 and 2004 (unaudited).............................................................4

              Notes to Consolidated Financial Statements (unaudited)..............................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................21

Item 4.       Controls and Procedures............................................................................22


PART II       OTHER INFORMATION
-------       -----------------

Item 1.       Legal Proceedings..................................................................................23

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds........................................23

Item 3.       Defaults Upon Senior Securities....................................................................24

Item 4.       Submission of Matters to a Vote of Security Holders................................................24

Item 5.       Other Information..................................................................................24

Item 6.       Exhibits...........................................................................................24

Signatures.......................................................................................................25

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                March 31,      December 31,
                                                                                  2005             2004
                                                                               (unaudited)       (audited)
                                                                               -----------       ---------
Assets:
Cash and amounts due from banks                                              $     4,097       $     4,687
Interest-bearing deposits with banks                                               2,286             1,759
                                                                             -----------       -----------
Cash and cash equivalents                                                          6,383             6,446
Investment securities available-for-sale,
   at fair value                                                                 126,290           134,360
Investment securities held-to-maturity (fair
   value of $116,586 and $111,154, respectively)                                 117,573           110,584
Federal Home Loan Bank of New York
   stock, at cost                                                                 11,250            10,771
Loans receivable, net                                                            596,886           561,687
Accrued interest receivable                                                        2,991             2,751
Property and equipment, net                                                       17,261            16,814
Cash surrender value of bank-owned life insurance                                 12,760            12,637
Other assets                                                                       4,856             4,627
                                                                             -----------       -----------
     Total assets                                                            $   896,250       $   860,677
                                                                             ===========       ===========

Liabilities:
Deposits                                                                     $   566,882       $   538,916
Federal Home Loan Bank advances                                                  220,570           212,414
Advance payments by borrowers
   for taxes and insurance                                                         1,840             1,702
Accrued interest payable on advances                                                 412               385
Dividend payable                                                                     498               498
Other liabilities                                                                  3,232             2,720
                                                                             -----------       -----------
     Total liabilities                                                           793,434           756,635
                                                                             -----------       -----------

Stockholders' equity:
Preferred stock; $.10 par value, 5,000,000 shares
   authorized; issued and outstanding - none                                           -                 -
Common stock; $.10 par value, 20,000,000 shares
   authorized; 12,452,011 shares issued; outstanding
   shares at March 31, 2005 - 12,385,262,
   and December 31, 2004 - 12,452,011                                              1,245             1,245
Additional paid-in-capital                                                        86,321            86,177
Retained earnings                                                                 31,210            30,603
Unearned ESOP shares                                                              (5,792)           (5,962)
Unearned RSP compensation                                                         (3,189)           (3,391)
Treasury stock acquired for the RSP                                               (5,109)           (4,343)
Treasury stock, at cost; 66,749 and -0- shares at
   March 31, 2005 and December 31, 2004, respectively                               (804)                -
Accumulated other comprehensive
   income (loss), net of taxes                                                    (1,066)             (287)
                                                                             -----------       -----------
     Total stockholders' equity                                                  102,816           104,042
                                                                             -----------       -----------
     Total liabilities and stockholders' equity                              $   896,250       $   860,677
                                                                             ===========       ===========

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                                                    For the Three Months
                                                                       Ended March 31,
                                                                       ---------------
                                                                     2005          2004
                                                                  (unaudited)  (unaudited)
                                                                  -----------  -----------
Interest income:
   Loans, including fees                                          $   8,174     $  6,700
   Investment securities                                              2,270        1,510
   Other                                                                 91           22
                                                                  ---------     --------

     Total interest income                                           10,535        8,232
                                                                  ---------     --------
Interest expense:
   Deposits                                                           2,720        2,095
   Borrowed funds                                                     1,793          476
                                                                  ---------     --------
     Total interest expense                                           4,513        2,571
                                                                  ---------     --------
     Net interest income before provision for loan losses             6,022        5,661
                                                                  ---------     --------
Provision for loan losses                                               445          368
                                                                  ---------     --------
     Net interest income after provision for loan losses              5,577        5,293
                                                                  ---------     --------
Other income:
   Service charges and other fees on deposit accounts                   509          484
   Net gain on sale of loans                                              -            -
   Net gain on sale of investments                                        -            -
   Commissions                                                          248           15
   Other                                                                208          189
                                                                  ---------     --------
     Total other income                                                 965          688
                                                                  ---------     --------
Other expenses:
   Salaries and employee benefits                                     2,643        2,255
   Premises and equipment                                               872          981
   Occupancy                                                            524          473
   Professional services                                                195          128
   Advertising                                                          207          176
   Other operating                                                      282          299
                                                                  ---------     --------
     Total other expenses                                             4,723        4,312
                                                                  ---------     --------
     Income before income tax expense                                 1,819        1,669
                                                                  ---------     --------
Income tax expense                                                      699          664
                                                                  ---------     --------
   Net income                                                     $   1,120     $  1,005
                                                                  =========     ========

Per share of common stock:
   Basic earnings per share                                       $    0.10     $   0.10
   Diluted earnings per share                                     $    0.10     $   0.10

Basic weighted average shares outstanding                        11,231,081   10,086,963
Diluted weighted average shares outstanding                      11,679,829   10,312,989


        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                    For the Three Months Ended March 31, 2005
                                   (Unaudited)
                  (Dollars in thousands, except share amounts)


                                     Common Stock
                                     ------------    Additional              Unearned    Unearned
                                    Shares     Par    paid-in-    Retained     ESOP         RSP
                                    issued    value   capital     earnings    shares    compensation
                               -----------------------------------------------------------------------
BALANCE AT JANUARY 1, 2005     12,452,011    $1,245    $86,177   $30,603     $(5,962)    $(3,391)
  Net income                            -         -          -     1,120           -           -
    Other comprehensive
       income, net of
       reclassification
       adjustment and taxes             -         -          -         -           -           -
------------------------------------------------------------------------------------------------------
Total comprehensive income
------------------------------------------------------------------------------------------------------
    Dividends declared                  -         -          -      (513)          -           -
    Common stock held by ESOP
       committed to be released
       (24,906 shares)                  -         -        144         -         170           -
    Compensation recognized
       under RSP Plan                   -         -          -         -           -         202
    Common stock
       repurchased for RSP Plan
       (63,851 shares)                  -         -          -         -           -           -
    Purchase of treasury stock
        (66,749 shares)                 -         -          -         -           -           -
                               -----------------------------------------------------------------------
BALANCE AT MARCH 31, 2005      12,452,011    $1,245    $86,321   $31,210     $(5,792)    $(3,189)
                               =======================================================================

                                   Treasury                       Other
                                     stock                      accumulated
                                    acquired                   comprehensive
                                    for the       Treasury     income (loss),
                                      RSP           stock         net               TOTAL
                               --------------------------------------------------------------
BALANCE AT JANUARY 1, 2005           $(4,343)        $  -0-       $  (287)        $104,042
  Net income                               -             -              -            1,120
    Other comprehensive
       income, net of
       reclassification
       adjustment and taxes                -             -           (779)            (779)
---------------------------------------------------------------------------------------------
Total comprehensive income                                                             341
---------------------------------------------------------------------------------------------
    Dividends declared                     -             -              -             (513)
    Common stock held by ESOP
       committed to be released
       (24,906 shares)                     -             -              -              314
    Compensation recognized
       under RSP Plan                      -             -              -              202
    Common stock
       repurchased for RSP Plan
       (63,851 shares)                  (766)            -              -             (766)
    Purchase of treasury stock
        (66,749 shares)                    -          (804)             -             (804)
                               ----------------------------------------------------------------
BALANCE AT MARCH 31, 2005            $(5,109)        $(804)       $(1,066)        $102,816
                               ================================================================


        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                      ---------------
                                                                                  2005              2004
                                                                               (unaudited)      (unaudited)
                                                                               -----------      -----------
Operating activities
   Net income                                                                   $  1,120         $   1,005
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                                     369               369
     Provision for loan losses                                                       445               368
     Deferred income taxes                                                          (450)               73
     Amortization of deferred loan fees                                              (20)               (5)
     Amortization of premiums on investment securities                               231               284
     Release of ESOP shares                                                          314               263
     Compensation under RSP plan                                                     202                60
     Increase in accrued interest receivable                                        (240)             (261)
     Decrease in other assets                                                        221                57
     (Decrease) increase in other liabilities                                       (715)            1,580
     Increase in cash surrender value of bank-owned life insurance                    (123)              (90)
     Increase in accrued interest payable on advances                                 27                38
                                                                                  ------           -------
     Net cash provided by operating activities                                     1,381             3,741
                                                                                  ------           -------
Investing activities
   Purchase of investment securities held-to-maturity                            (12,536)          (14,269)
   Purchase of investment securities available-for-sale                           (2,047)          (38,708)
   Maturity and principal repayments of investment
     securities held-to-maturity                                                   5,486             2,563
   Maturity and principal repayments of investment
     securities available-for-sale                                                 9,166             7,775
   Purchase of property and equipment                                               (815)             (336)
   Purchase of FHLB Stock                                                           (480)             (604)
   Loan originations, net of principal repayments                                (33,367)          (13,687)
   Purchase of loans                                                              (2,257)             (811)
                                                                                  ------          --------
     Net cash used in investing activities                                       (36,850)          (58,077)
                                                                                 -------          --------
Financing activities
   Net increase in deposits                                                       27,966            21,936
   Increase in short-term  advances from FHLB                                     17,522             2,796
   (Decrease) increase in long-term  advances from FHLB                           (9,366)            9,283
   Increase in advance payments by borrowers
     for taxes and insurance                                                         137               106
   Dividends paid                                                                   (498)                -
   Decrease in stock subscriptions payable                                             -           (38,322)
   Net proceeds from issuance of common stock                                          -            69,262
   Purchase of common stock for ESOP                                                   -            (5,628)
   Purchase of treasury stock for the RSP Plan                                      (355)             (759)
                                                                                  ------         ---------
   Net cash provided by financing activities                                      35,406            58,674
                                                                                  ------         ---------
         Net (decrease) increase in cash and cash equivalents                        (63)            4,338
Cash and cash equivalents at beginning of year                                     6,446             7,292
                                                                                  ------           -------
Cash and cash equivalents at end of period                                      $  6,383         $  11,630
                                                                                 =======          ========

Supplemental disclosure of cash flow information
   Cash paid during the period for income taxes                                 $    771         $     925
                                                                                 =======          ========
   Interest paid on deposits and borrowed funds                                 $  4,398         $   2,714
                                                                                 =======          ========

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Synergy Bank (the "Bank"), and its subsidiary Synergy Capital Investments, Inc, and Synergy Financial Services, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2005 (dollars in thousands, except per share data):

                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                           ---------------      -----------------      ---------------
    Basic earnings per share:
       Income available to common stockholders                $   1,120             11,231,081            $    0.10
       Effect of dilutive common stock equivalents                                     448,748                 0.00
                                                                -------           ------------              -------

    Diluted earnings per share:
       Income available to common stockholders                $   1,120             11,679,829            $    0.10
                                                              =========           ============             ========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2004 (dollars in thousands, except per share data):

                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                           ---------------      -----------------      ---------------
    Basic earnings per share:
       Income available to common stockholders                $   1,005             10,086,963            $    0.10
       Effect of dilutive common stock equivalents                                     226,026                 0.00
                                                                -------           ------------              -------

    Diluted earnings per share:
       Income available to common stockholders                $   1,005             10,312,989            $    0.10
                                                               ========           ============             ========


3. STOCK-BASED COMPENSATION

The Company's stock option plans and the restricted stock plans are accounted for in accordance with the provisions of Accounting Principles Board ("APB")
Opinion No. 25, Accounting for Stock Issued to Employees, and released Interpretations. Accordingly, no compensation expense has been recognized for the stock option plans. Expense for the restricted stock plans in the amount of the fair value of the common stock at the date of grant is recognized ratably over the vesting period. Prior to April 22, 2003, the Company did not have a stock option plan or a restricted stock plan.

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

                                                                 For the Three Months
                                                                    ended March 31,
                                                                    ---------------
                                                                   2005        2004
                                                                (unaudited)  (unaudited)
                                                                -----------  -----------
    Net income, as reported                                     $   1,120    $   1,005
    Add expense recognized for the restricted stock plans,
       net of related tax effect                                      130           36
    Less total stock option plan and restricted stock plan
       expense, determined under the fair value method,
       net of related tax effect                                     (294)         (84)
                                                                  -------      -------

    Net income, pro forma                                       $     956    $     957
                                                                 ========     ========

    Basic earnings per share:
       As reported                                              $    0.10    $    0.10
       Pro forma                                                $    0.09    $    0.09
    Diluted earnings per share:
       As reported                                              $    0.10    $    0.10
       Pro forma                                                $    0.08    $    0.09


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


4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a Statement No. 123(R), Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 25, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under FASB Statement No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating this statement and its effects on the Company's results of operations.

On March 29, 2005, the SEC released Staff Accounting Bulletin 107, Share Based Payments (SAB 107). The interpretations in SAB 107 express views of the SEC staff regarding the application of Statement No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact that the implementation of SAB 107 and Statement 123(R) will have on future option grants.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

In December 2003, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004. The implementation of SOP 03-3 on January 1, 2005 did not have a material impact on financial condition, results of operations, or liquidity of the Company.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

5. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities available for sale and held to maturity are as follows (in thousands):

                                                                          March 31, 2005 (unaudited)
                                                          ---------------------------------------------------------
                                                                              Gross          Gross
                                                          Amortized        unrealized     unrealized        Fair
                                                              cost            gains         losses          value
                                                          ---------------------------------------------------------
   Available-for-sale
   ------------------
     U.S. government obligations                          $     1,999      $       -      $     (86)    $     1,913
     Mortgage-backed securities:
       FHLMC                                                   77,334             48         (1,177)         76,205
       FNMA                                                    47,604             78           (489)         47,193
     Equity securities                                          1,029              7            (57)            979
                                                            ---------        -------        -------       ---------
         Total                                            $   127,966      $     133      $  (1,809)    $   126,290
                                                           ==========       ========       ========      ==========


                                                                          March 31, 2005 (unaudited)
                                                          ---------------------------------------------------------
                                                                              Gross          Gross
                                                            Amortized      unrealized     unrealized        Fair
                                                              cost            gains         losses          value
                                                          ---------------------------------------------------------
   Held-to-maturity
   ----------------
     Mortgage-backed securities:
       FHLMC                                              $    49,333      $     123       $   (724)    $    48,732
       FNMA                                                    64,438            144           (543)         64,039
       GNMA                                                     3,792             19             (6)          3,805
     Other debt securities                                         10              -              -              10
                                                            ---------        -------         ------       ---------
         Total                                            $   117,573      $     286       $ (1,273)    $   116,586
                                                           ==========       ========        =======      ==========

                                                                               December 31, 2004
                                                          ---------------------------------------------------------
                                                                              Gross          Gross
                                                            Amortized      unrealized     unrealized        Fair
                                                              cost            gains         losses          value
                                                          ---------------------------------------------------------
   Available-for-sale
   ------------------
     U.S. government obligations                          $     2,500      $       -       $    (57)    $     2,443
     Mortgage-backed securities:
       FHLMC                                                   82,597            208           (475)         82,330
       FNMA                                                    48,684            123           (213)         48,594
     Equity securities                                          1,029              9            (45)            993
                                                            ---------        -------         ------       ---------
         Total                                            $   134,810      $     340       $   (790)    $   134,360
                                                           ==========       ========        =======      ==========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                                              December 31, 2004
                                                          ---------------------------------------------------------
                                                                              Gross          Gross
                                                            Amortized      unrealized     unrealized        Fair
                                                              cost            gains         losses          value
                                                          ---------------------------------------------------------
   Held-to-maturity
   ----------------
     Mortgage-backed securities:
       FHLMC                                              $    47,360      $     229       $   (256)    $    47,333
       FNMA                                                    59,121            668           (124)         59,665
       GNMA                                                     4,093             53              -           4,146
     Other debt securities                                         10              -              -              10
                                                            ---------        -------         ------       ---------
         Total                                            $   110,584      $     950       $   (380)    $   111,154
                                                           ==========       ========        =======      ==========

6. LOANS RECEIVABLE

Major groupings of loans are as follows (in thousands):

                                                                            March 31,              December 31,
                                                                              2005                      2004
                                                                       ------------------------------------------
   Mortgages:
     Residential, 1-4 family                                             $   245,185               $   243,772
     Residential, multi-family                                                46,467                    45,921
     Construction loans                                                        6,308                     5,792
     Non-residential                                                         120,563                   108,305
   Automobile                                                                168,221                   146,148
   Commercial                                                                 11,063                    12,208
   Other loans                                                                 3,522                     3,720
                                                                           ---------                 ---------

   Loans receivable                                                          601,329                   565,866
   Deferred loan fees and costs                                                  262                       248
   Allowance for loan losses                                                  (4,705)                   (4,427)
                                                                           ---------                 ---------
   Loans receivable, net                                                 $   596,886               $   561,687
                                                                          ==========                ==========

A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                                                                    Three Months Ended
                                                                       --------------------------------------------
                                                                            March 31,                 March 31,
                                                                              2005                      2004
                                                                       --------------------------------------------

   Balance, beginning of period                                          $     4,427               $     3,274
   Provision for loan losses                                                     445                       368
   Recoveries                                                                     70                        91
   Loans charged-off                                                            (237)                     (260)
                                                                           ---------                 ---------
   Balance, end of period                                                $     4,705               $     3,473
                                                                          ==========                ==========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

7. DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                            March 31,               December 31,
                                                                              2005                      2004
                                                                       --------------------------------------------
     Non-interest bearing checking accounts                              $    59,134               $    52,019
     Interest-bearing checking                                                 2,732                     3,946
     Savings and club accounts                                                69,779                    67,115
     Money market accounts                                                   161,589                   163,091
     Certificate of deposit accounts                                         273,648                   252,745
                                                                           ---------                 ---------
                                                                         $   566,882               $   538,916
                                                                          ==========                ==========


8. FEDERAL HOME LOAN BANK ("FHLB") OF NEW YORK ADVANCES

1. Short-term FHLB Advances

Short-term  FHLB advances  generally have  maturities of less than one year. The
details  of  these   advances  are  presented   below  (in   thousands,   except
percentages):

                                                                                       At or For The
                                                                       --------------------------------------------
                                                                          Three Months              Twelve Months
                                                                              Ended                     Ended
                                                                            March 31,               December 31,
                                                                              2005                      2004
                                                                       --------------------------------------------

Average balance outstanding                                              $    36,190               $    33,618
Maximum amount outstanding at any month end during the period                 41,797                    48,975
Balance outstanding at period end                                             35,922                    31,025
Weighted average interest rate during the period                                2.78%                     1.61%
Weighted average interest rate at period end                                    2.98%                     2.42%


2. Long-term FHLB Advances

At March  31,  2005,  long-term  advances  from the FHLB  totaled  $184,648,000.
Advances consist of fixed-rate advances that will mature within one to nine years. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 4.23%.

As of March 31, 2005, long-term FHLB advances mature as follows (in thousands):

   2005                                                       $    40,198
   2006                                                            42,150
   2007                                                            38,000
   2008                                                            29,600
   2009                                                            12,000
   Thereafter                                                      22,700
                                                                ---------
                                                              $   184,648
                                                                =========

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

     Our results of operations are primarily dependent on our net interest income. Net interest income is a function of the balances of interest-earning assets outstanding in any one period, the yields earned on those assets and the interest paid on deposits and borrowed funds that were outstanding in that same period. To a lesser extent, our results of operations are also affected by the relative levels of our other income and other expenses. Our other income consists primarily of fees and service charges and gains (losses) on the sale of loans and investments. The other expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing costs, marketing costs, professional fees, office supplies, telephone and postage costs. Our results of operations are also significantly impacted by the amount of provisions for loan and lease losses which, in turn, are dependent upon, among other things, the size and makeup of the loan portfolio, loan quality and loan trends.


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

Critical Accounting Policies, Judgments and Estimates

     The accounting and reporting policies of the Company conform with the accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     Allowance for Loan Losses. The Company recognizes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

     Assets. Total assets reached $896.3 million on March 31, 2005, an increase of 4.1%, or $35.6 million, from $860.7 million on December 31, 2004. This growth is primarily attributable to increases in the loan portfolio, offset by a decrease in investment securities, during the three month period.

     Between December 31, 2004 and March 31, 2005, investment securities decreased $1.1 million, or 0.4%, from $244.9 million to $243.8 million. This decrease primarily reflects $14.6 million in purchases offset by $14.7 million in maturities and principal repayments, along with $1.1 million in net discount and premium amortization. Additionally, there was a $780,000 decrease in the unrealized market value associated with investment securities designated available-for-sale.

     Net loans increased 6.3%, or $35.2 million, to $596.9 million at March 31, 2005, from $561.7 million at December 31, 2004. This growth includes $33.4 million in originations, net of principal repayments, and $2.3 million in purchases, offset by amortization of the premium on purchased loans and deferred loan fees, along with a provision of $445,000 to the allowance for loan losses. The most significant growth during the three months ended March 31, 2005 was in automobile loans, which increased by $22.1 million, or 15.1%, to $168.2 million and multi-family and non-residential mortgage loans, which increased by $12.8 million, or 8.3%, to $167.0 million.

     On March 31, 2005, total loans of $601.3 million were comprised of 22.0% in one-to-four family real estate loans, 18.8% in home equity loans, 27.8% in multi-family and non-residential mortgage loans, 28.6% in consumer loans, comprised mostly of direct automobile loans for both new and used vehicles, 1.8% in commercial loans and 1.0% in construction loans.

     The allowance for loan losses was $4.7 million at March 31, 2005, compared to $4.4 million at December 31, 2004. The ratio of allowance to total loans was 0.78% for both periods. This reflects a provision for loan losses of $445,000 for the three-month period, offset by net charge-offs of $167,000. Non-performing assets to total assets was 0.04% at March 31, 2005, compared to 0.03% at December 31, 2004.

     Liabilities. Total liabilities increased $36.8 million, or 4.9%, to $793.4 million at March 31, 2005, from $756.6 million at December 31, 2004. The increase in total liabilities resulted primarily from an increase of $28.0 million, or 5.2%, in deposits and an $8.2 million, or 3.8%, increase in FHLB advances. The balance of the change is attributable to increases associated with escrow payments for taxes and insurance, accrued interest payable and the establishment of an obligation as a result of the March 22, 2005 quarterly cash dividend declaration.

     Deposits reached $566.9 million at March 31, 2005, an increase of $28.0 million, or 5.2%, from the $538.9 million reported at December 31, 2004. Core deposits, consisting of checking, savings and money market accounts, increased $7.1 million, or 2.5 percent, and represented 51.7% of total deposits at March 31, 2005, compared to 53.1% at December 31, 2004. The majority of deposit growth consisted of an increase in certificate of deposit accounts of $20.9 million, or 8.3%, for the three months ended March 31, 2005. This increase was primarily the result of competitive pricing initiatives to attract funds with extended maturities in response to the current interest rate trend.

     The $8.2 million, or 3.8%, increase in FHLB advances was to fund both the purchase of investment securities and the origination of loans during this period.

     Equity. Stockholders' equity totaled $102.8 million on March 31, 2005, a decrease of 1.2 %, or $1.2 million, from $104.0 million on December 31, 2004. The decrease in stockholders' equity is largely attributable to the repurchase of shares to satisfy the Company's restricted stock plans and the stock repurchase program announced on January 26, 2005, as well as the accumulated effect, net of tax, of an unrealized investment portfolio market value adjustment, offset by net income for the quarter. Additionally, on March 22, 2005, the Company's Board of Directors declared a cash dividend of $0.04 per common share, consistent with the prior quarterly dividend. The dividend was payable on April 29, 2005 to stockholders of record on April 15, 2005. A $498,000 reduction in retained earnings was recorded in connection with this dividend.

     The repurchase of shares associated with the Company's restricted stock plans and the stock repurchase program announced on January 26, 2005 resulted in reductions in equity of $766,000 and $804,000, respectively. The decrease in accumulated other comprehensive income, net of tax effect, totaled $779,000.

     Average Balance Sheet. The following table sets forth certain information for the three months ended March 31, 2005 and 2004. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                       For the Three Months Ended March 31,
                                                    ---------------------------------------------------------------------------
                                                                     2005                                     2004
                                                    ---------------------------------------------------------------------------
                                                        Average                 Average         Average               Average
                                                        Balance    Interest   Yield/Cost         Balance   Interest  Yield/Cost
                                                        -------    --------   ----------         -------   --------- ----------
Interest-earning assets:
 Loans receivable, net(1)                              $579,415    $8,174         5.64%         $442,045    $6,700      6.06%
 Securities(2)                                          241,378     2,270         3.76           174,772     1,510      3.46
 Other interest-earning assets(3)                        12,894        91         2.82             3,702        22      2.38
                                                       --------    ------                       --------    ------
     Total interest-earning assets                      833,687    10,535         5.05           620,519     8,232      5.31
Non-interest-earning assets                              40,974                                   35,858
                                                       --------                                 --------
     Total assets                                      $874,661                                 $656,377
                                                       ========                                 ========
Interest-bearing liabilities:
 Checking accounts(4)                                   $52,270       $13         0.10           $44,874        $2      0.02
 Savings and club accounts                               66,185        82         0.50            70,031        87      0.50
 Money market accounts                                  157,082       769         1.96           145,121       605      1.67
 Certificates of deposit                                263,026     1,856         2.82           217,417     1,401      2.58
 FHLB advances                                          226,889     1,793         3.16            68,158       453      2.66
 Stock subscriptions payable                                  -         -         0.00            23,207        23      0.40
                                                       --------    ------                       --------    ------
     Total interest-bearing liabilities                 765,452     4,513         2.36           568,808     2,571      1.81
                                                                   ------                                   ------
Non-interest-bearing liabilities                          4,977                                    3,193
                                                       --------                                 --------
     Total liabilities                                  770,429                                  572,001
Stockholders' equity                                    104,232                                   84,376
                                                       --------                                 --------
     Total liabilities and stockholders' equity        $874,661                                 $656,377
                                                       ========                                 ========
Net interest income                                                $6,022                                   $5,661
                                                                   ======                                   ======
Interest rate spread(5)                                                           2.69%                                 3.50%
Net yield on interest-earning assets(6)                                           2.89%                                 3.65%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                         108.91%                               109.09%

_______________________________
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3) Includes FHLB stock at cost and term deposits with other financial institutions.
(4)  Includes both interest-bearing and non-interest bearing checking accounts.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. (6) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for Three Months Ended March 31, 2005 and 2004

     Net Income. Net income increased by $115,000, to $1.1 million, for the three months ended March 31, 2005, compared to $1.0 million for the same period in 2004, an 11.4% increase. The increase was attributable primarily to a $361,000 increase in net interest income and a $277,000 increase in other income, offset by a $77,000 increase in the provision for loan and lease losses, a $411,000 increase in other expenses and a $35,000 increase in income tax expense as a result of higher pre-tax earnings.

     Net Interest Income. Net interest income grew $361,000, or 6.4%, to $6.0 million for the three months ended March 31, 2005, compared to $5.7 million for the same period in 2004. Total interest income increased by $2.3 million, to $10.5 million, for the three months ended March 31, 2005, while total interest expense increased by $1.9 million, to $4.5 million, for the same three month period.

     The 28.0% increase in total interest income was primarily due to a $213.2 million, or 34.4%, increase in the average balance of interest-earning assets, offset by a 25 basis point decrease in the average yield earned on these investments when compared to the same period of the prior year. The increase in interest-earning assets was a direct result of management's growth strategy. The decrease in the average yield was primarily attributable to lower market interest rates on loans originated to replace higher yielding loans that were satisfied by the borrowers.

     The 75.5% increase in total interest expense resulted primarily from a $196.6 million, or 34.6%, increase in the average balance of interest-bearing liabilities with a 55 basis point increase in the average cost of funds when compared to the same period of the prior year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as a significant increase in higher cost borrowings. The majority of the increase in average interest-bearing liabilities for the 2005 period was comprised of a $158.7 million, or 232.9%, increase in the average balance of advances from the Federal Home Loan Bank and a $45.6 million, or 21.0%, increase in the average balance of certificate of deposit accounts over the same period of the prior year.

     Provision for loan losses. We maintain an allowance for loan losses through provisions for loan and lease losses that are charged to earnings. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. In estimating the known and inherent losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as an internal analysis of credit quality, general levels of loan delinquencies, collateral values, the Bank's historical loan and lease loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan and lease losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan and lease loss experience and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's assessment did not change either in estimation method or assumptions during either period.

     The provision for loan losses increased by $77,000, or 20.9%, to $445,000 for the three months ended March 31, 2005, from $368,000 for the same period in 2004. Total charge-offs amounted to $237,000 and recoveries amounted to $70,000, resulting in a net charge-off amount of $167,000 for the three months ended March 31, 2005. This represents a $2,000 decrease in net charge-offs over the same period in 2004.

     Other Income. Other income increased $277,000, or 40.3%, to $965,000 for the three months ended March 31, 2005, compared to $688,000 for the same period in 2004. This is primarily the result of an increase of $233,000 in commission income generated by annuity sales from Synergy Financial Services, Inc. The balance of the increase was attributable to charges and fees on deposit and loan accounts, and tax advantaged income from the Company's bank-owned life insurance investment.

     Other Expenses. Other expenses increased $411,000, or 9.5%, to $4.7 million for the three months ended March 31, 2005, compared to $4.3 million for the same period in 2004. The increase was primarily attributable to wages and benefits associated with the Company's growth strategy, as well as to equity-based employee compensation plans.

     Income Tax Expense. Income tax expense increased by $35,000, or 5.3%, during the three months ended March 31, 2005 when compared to the same period in 2004, reflecting higher taxable income for the 2005 period.


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

     The  Bank's   primary   sources  of  liquidity  are   deposits,   scheduled
amortization and prepayment of loans and mortgage-backed securities. In addition, the Bank invests excess funds in overnight federal funds investments, which provide liquidity. Its cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $6.4 million at March 31, 2005. To a lesser extent, the earnings and funds provided from operating activities are a source of liquidity.

     Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. If the Bank requires funds beyond its ability to generate them internally, it has the ability to obtain advances from the FHLB, which provides an additional source of funds. At March 31, 2005, the Bank's borrowing limit with the FHLB was $203.8 million, excluding repurchase agreement advances. At March 31, 2005, the Bank had $220.6 million of borrowings outstanding, including $112.6 million in repurchase agreement advances.

     Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is it aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of March 31, 2005 was $94.6 million, excluding commitments on unused lines of credit, which totaled $27.1 million.

     Management intends to expand the Bank's branch network either through opening or acquiring branch offices. During April 2005, the Bank opened a branch in Elizabeth, New Jersey. The Bank currently plans to open five additional new branch locations and relocate one branch over the next two years. The Bank also will continue to actively consider the acquisition of local financial institutions as part of expanding its banking operations. It does not, however, have any current understandings, agreements or arrangements for the expansion of its business, other than opening new branch office locations.

The following table discloses the Bank's contractual obligations as of March 31, 2005:

                                   Total         Less Than        1-3 Years     4-5 Years      After
                                                   1 Year                                     5 Years
                                 ----------      -----------     -----------   ----------    ---------
FHLB advances (1)                  $220,570        $83,120         $77,150       $37,600      $22,700
Rental under operating leases        12,841            614           2,819         1,593        7,815
                                    -------         ------          ------        ------       ------
Total                              $233,411        $83,734         $79,969       $39,193      $30,515
                                    =======         ======          ======        ======       ======

___________________
(1) At March 31, 2005, the Bank had $220.6 million of borrowings, including $112.6 million in repurchase agreement advances, outstanding with the FHLB. At March 31, 2005, the Bank's borrowing limit with the FHLB was $203.8 million, excluding repurchase agreement advances.

The following table discloses the Bank's commercial commitments as of March 31, 2005:

                                      Total      Less Than   1-3 Years  4-5 Years     After
                                                   1 Year                            5 Years
                                    ----------  -----------  ---------  ---------   ---------
Lines of Credit (1)                 $ 27,105     $     3     $     1     $2,274      $24,827
Other commitments to extend credit    94,634      94,634           -          -            -
                                      ------      ------      ------      -----       ------
Total                               $121,739     $94,637     $     1     $2,274      $24,827
                                     =======      ======      ======      =====       ======

_____________________
(1)  Represents amounts committed to customers.

Regulatory Capital Requirements

     The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On March 31, 2005, the Bank was in compliance with all of its regulatory capital requirements. The following table sets forth the Bank's capital position and relativity to regulatory requirements as of March 31, 2005:

                                                                  OTS Requirements
                                     ---------------------------------------------------------------------------
                                                                                             Regulatory
                                                                      Minimum           for classification as
                                            Bank actual           capital adequacy        well-capitalized
                                            -----------           ----------------        ----------------
                                        Amount       Ratio       Amount      Ratio       Amount       Ratio
                                        ------       -----       ------      -----       ------       -----
Total risk-based capital               $94,782      15.86%      $47,813      8.00%      $59,766      10.00%
(to risk-weighted assets)
Tier 1 capital                          90,077      15.07%          N/A       N/A        35,860       6.00%
(to risk-weighted assets)
Tier 1 capital                          90,077      10.13%       35,554      4.00%       44,443       5.00%
(to adjusted total assets)
Tangible capital                        90,077      10.13%       13,333      1.50%          N/A        N/A
(to adjusted total assets)


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

     To reduce the effect of interest rate changes on net interest income, the Bank has adopted various strategies to enable it to improve the matching of interest-earning asset maturities to interest-bearing liability maturities. The main elements of these strategies include seeking to:

     o originate loans with adjustable-rate features or fixed-rate loans with short maturities, such as home equity and consumer loans, comprised mostly of direct automobile loans for both new and used vehicles;

     o lengthen the maturities of time deposits and borrowings when it would be cost effective through the aggressive pricing and promotion of certificates of deposits and utilization of FHLB advances;

     o increase core deposits (i.e., checking, savings and money market accounts) which tend to be less interest rate sensitive; and

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

     Management of the Company believes that there has not been a material adverse change in market risk during the three-month period ended March 31, 2005.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. There were no lawsuits pending or known to be contemplated at March 31, 2005 that would be expected to have a material effect on the Company's operations or income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                      ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company's common stock during the first quarter of 2005 and the stock repurchase plans approved by the Company's Board of Directors.

----------------------------- --------------- ---------------- ------------------------- ----------------------------
                                                                Total Number of Shares    Maximum Number of Shares
                               Total Number                      Purchased as Part of     that May Yet Be Purchased
                                of Shares      Average Price      Publicly Announced         Under the Plans or
           Period               Purchased     Paid per Share    Plans or Programs(1)(2)         Programs (1)(2)
----------------------------- --------------- ---------------- ------------------------- ----------------------------
January 1-31, 2005                  -                -                    -                         686,451
----------------------------- --------------- ---------------- ------------------------- ----------------------------
February 1-28, 2005                  500           12.45                   500                      685,951
----------------------------- --------------- ---------------- ------------------------- ----------------------------
March 1-31, 2005                 130,100           11.90               130,100                      555,851
----------------------------- --------------- ---------------- ------------------------- ----------------------------
Total                            130,600           11.94               130,600
----------------------------- --------------- ---------------- ------------------------- ----------------------------

______________________
(1) On November 9, 2004, the Company announced the adoption of a repurchase program to fund the Company's 2004 Restricted Stock Plan. This program specified the purchase of up to 281,436 shares of common stock to be made from time to time in the open market based on availability, price and the Company's financial performance. The Company announced the completion of this repurchase program on March 30, 2005.
(2) On January 26, 2005, the Company announced a share repurchase program. The program specified the purchase of up to 5.0 percent of the Company's outstanding shares of common stock (approximately 622,600 shares) in open market transactions. Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date and has 555,851 shares yet to be purchased.

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

                                     SYNERGY FINANCIAL GROUP, INC.



Date: May 10, 2005                   By:   /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/John S. Fiore
------------------------------------------
John S. Fiore
President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

Date:  May 10, 2005