Form 10-Q
period 2005-06-30
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2005-08-09
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:     June 30, 2005
                                         -------------

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

                                 (908) 272-3838
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of June 30, 2005:

$0.10 Par Value Common Stock                          11,552,566
----------------------------                          ----------
          Class                                   Shares Outstanding

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION                                                    Page
------        ---------------------                                                    ----
Item 1.       Financial Statements

              Consolidated Balance Sheets as of June 30, 2005 (unaudited) and
                  December 31, 2004 (audited)............................................1

              Consolidated Statements of Income for the three and six months ended
                  June 30, 2005 and 2004 (unaudited).....................................2

              Consolidated Statement of Changes in Stockholders' Equity for the
                  six months ended June 30, 2005 (unaudited).............................3

              Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2005 and 2004 (unaudited).....................................4

              Notes to Consolidated Financial Statements (unaudited).....................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk................23

Item 4.       Controls and Procedures...................................................24


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................25

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...............25

Item 3.       Defaults Upon Senior Securities...........................................25

Item 4.       Submission of Matters to a Vote of Security Holders.......................26

Item 5.       Other Information.........................................................26

Item 6.       Exhibits..................................................................26

Signatures..............................................................................27


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                June 30,       December 31,
                                                                                  2005             2004
                                                                               (unaudited)       (audited)
                                                                               -----------       ---------
Assets:
Cash and amounts due from banks                                              $     4,083       $     4,687
Interest-bearing deposits with banks                                                  57             1,759
                                                                             -----------       -----------
Cash and cash equivalents                                                          4,140             6,446
Investment securities available-for-sale,
   at fair value                                                                 102,743           134,360
Investment securities held-to-maturity (fair
   value of $110,267 and $111,154, respectively)                                 110,538           110,584
Federal Home Loan Bank of New York
   stock, at cost                                                                 13,101            10,771
Loans receivable, net                                                            654,068           561,687
Accrued interest receivable                                                        3,014             2,751
Property and equipment, net                                                       17,610            16,814
Cash surrender value of bank-owned life insurance                                 12,884            12,637
Other assets                                                                       4,918             4,627
                                                                             -----------       -----------
     Total assets                                                            $   923,016       $   860,677
                                                                             ===========       ===========

Liabilities:
Deposits                                                                     $   558,003       $   538,916
Federal Home Loan Bank advances                                                  262,022           212,414
Advance payments by borrowers
   for taxes and insurance                                                         2,159             1,702
Accrued interest payable on advances                                                 593               385
Dividend payable                                                                     623               498
Other liabilities                                                                    711             2,720
                                                                             -----------       -----------
     Total liabilities                                                           824,111           756,635
                                                                             -----------       -----------

Stockholders' equity:
Preferred stock; $0.10 par value, 5,000,000 shares
   authorized; issued and outstanding - none                                           -                 -
Common stock; $0.10 par value, 20,000,000 shares authorized;
   Issued - 12,466,903 in 2005 and 12,452,011 in 2004
   Outstanding  - 11,552,566 in 2005 and 12,064,968 in 2004                        1,246             1,245
Additional paid-in-capital                                                        86,085            86,177
Retained earnings                                                                 31,694            30,603
Unearned ESOP shares                                                              (5,622)           (5,962)
Unearned RSP compensation                                                         (2,986)           (3,391)
Treasury stock held for the RSP, at cost; 413,488 and
   387,043 shares at June 30, 2005 and December 31, 2004,
   respectively                                                                   (4,662)           (4,343)
Treasury stock, at cost; 500,849 and -0- shares at
     June 30, 2005 and December 31, 2004, respectively                            (6,050)                -
Accumulated other comprehensive loss, net of taxes                                  (800)             (287)
                                                                             -----------       -----------
     Total stockholders' equity                                                   98,905           104,042
                                                                             -----------       -----------
     Total liabilities and stockholders' equity                              $   923,016       $   860,677
                                                                             ===========       ===========

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                   For the Three Months            For the Six Months
                                                                      ended June 30,                  ended June 30,
                                                                      --------------                  --------------
                                                                     2005         2004             2005          2004
                                                                  (unaudited)  (unaudited)      (unaudited)   (unaudited)
                                                                  -----------  -----------      -----------   -----------
Interest income:
   Loans, including fees                                          $   9,081     $  6,669         $  17,255    $  13,369
   Investment securities                                              2,244        1,653             4,514        3,163
   Other                                                                143           23               234           45
                                                                  ---------     --------         ---------    ---------
     Total interest income                                           11,468        8,345            22,003       16,577
                                                                  ---------     --------         ---------    ---------
Interest expense:
   Deposits                                                           3,013        2,190             5,733        4,285
   Borrowed funds                                                     2,037          630             3,830        1,106
                                                                  ---------     --------         ---------    ---------
     Total interest expense                                           5,050        2,820             9,563        5,391
                                                                  ---------     --------         ---------    ---------
     Net interest income before provision for loan losses             6,418        5,525            12,440       11,186

Provision for loan losses                                               477          336               922          704
                                                                  ---------     --------         ---------    ---------
     Net interest income after provision for loan losses              5,941        5,189            11,518       10,482
                                                                  ---------     --------         ---------    ---------
Other income:
   Service charges and other fees on deposit accounts                   503          564             1,012        1,048
   Net (loss) gain on sale of investments                               (34)           1               (34)           1
   Commissions                                                          201           18               449           33
   Other                                                                202          (59)              410          130
                                                                  ---------     --------         ---------    ---------
     Total other income                                                 872          524             1,837        1,212
                                                                  ---------     --------         ---------    ---------
Other expenses:
   Salaries and employee benefits                                     2,834        2,238             5,477        4,493
   Premises and equipment                                               956          934             1,828        1,915
   Occupancy                                                            527          474             1,051          947
   Professional services                                                199          118               394          246
   Advertising                                                          246          186               453          362
   Other operating                                                      274          291               556          590
                                                                  ---------     --------         ---------    ---------
     Total other expenses                                             5,036        4,241             9,759        8,553
                                                                  ---------     --------         ---------    ---------
     Income before income tax expense                                 1,777        1,472             3,596        3,141
Income tax expense                                                      672          562             1,371        1,226
                                                                  ---------     --------         ---------    ---------
     Net income                                                   $   1,105     $    910         $   2,225    $   1,915
                                                                  =========     ========         =========    =========

Per share of common stock:
   Basic earnings per share                                       $    0.10     $   0.08         $    0.20    $    0.18
                                                                  =========     ========         =========    =========
   Diluted earnings per share                                     $    0.10     $   0.08         $    0.19    $    0.18
                                                                  =========     ========         =========    =========

Basic weighted average shares outstanding                            11,043       11,495            11,136       10,575
                                                                     ======       ======            ======       ======
Diluted weighted average shares outstanding                          11,395       11,713            11,536       10,787
                                                                     ======       ======            ======       ======

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 2005
                                   (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                                                                                   Other
                                                                                                                   accumu-
                                                                                                                   lated
                                                                                               Treasury            compre-
                                      Common stock                                   Unearned   stock              hensive
                                    ---------------  Additional           Unearned     RSP     acquired   Treasury income
                                  Shares      Par     paid-in-  Retained    ESOP     compen-   for the     stock   (loss),
                                  issued     value    capital   earnings   shares    sation      RSP      acquired   net     TOTAL
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2005      12,452,011   $1,245   $86,177   $30,603   $(5,962)   $(3,391) $(4,343)  $    -0-   $(287) $104,042

  Net income                             -        -         -     2,225         -          -        -         -        -     2,225

  Other comprehensive
    income, net of
    reclassification
    adjustment and taxes                 -        -         -         -         -          -        -         -     (513)     (513)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                   1,712
----------------------------------------------------------------------------------------------------------------------------------

  Dividends declared                     -        -         -    (1,134)        -          -        -         -        -    (1,134)

  Common stock issued
    for options exercised
    (14,892 shares)                 14,892        1        82                                                                   83

  Common stock held by
    ESOP committed
    to be released
    (49,812 shares)                      -        -       273         -       340          -        -         -        -       613

  Compensation recognized
    under RSP Plan                       -        -         -         -         -        405        -         -        -       405

  Common stock repurchased
    for RSP (63,851 shares)              -        -         -         -         -          -     (766)        -        -      (766)

  Common stock issued by RSP
    (37,406 shares)                                      (447)                                    447                            -

  Purchase of treasury stock
    (500,849 shares)                     -        -         -         -         -          -        -    (6,050)       -    (6,050)
                               ---------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2005        12,466,903   $1,246   $86,085   $31,694   $(5,622)   $(2,986) $(4,662)  $(6,050)   $(800)  $98,905
                               ===================================================================================================

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                For the Six Months
                                                                                   Ended June 30,
                                                                                   --------------
                                                                               2005          2004
                                                                            (unaudited)   (unaudited)
                                                                            -----------   -----------

Operating activities:
     Net income                                                              $   2,225    $   1,915
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation and amortization                                                    750          730
  Provision for loan losses                                                        922          704
  Deferred income taxes                                                           (294)        (836)
  Amortization of deferred loan fees and costs                                     (49)           4
  Amortization of premiums on investment securities                                462          772
  Net loss on sale of investment securities                                         34            -
  Release of ESOP shares                                                           612          508
  Compensation under RSP plan                                                      405          119
  Increase in accrued interest receivable                                         (263)        (632)
  Decrease (increase) in other assets                                                3         (591)
 (Decrease) increase in other liabilities                                       (1,884)         124
 (Increase) decrease in cash surrender value of bank-owned life insurance         (247)          61
  Increase in accrued interest payable on advances                                 208          156
                                                                             ---------    ---------
    Net cash provided by operating activities                                    2,884        3,034
                                                                             ---------    ---------

Investing activities:
  Purchase of investment securities held-to-maturity                           (12,536)     (86,110)
  Purchase of investment securities available-for-sale                          (2,199)     (58,664)
  Maturity and principal repayments of investment
    securities held-to-maturity                                                 12,473        4,778
  Maturity and principal repayments of investment
    securities available-for-sale                                               20,137       27,065
  Purchase of property and equipment                                            (1,546)        (456)
  Purchase of FHLB Stock                                                        (2,330)      (5,230)
  Proceeds from the sale of investment securities available for sale            12,779            -
  Loan originations, net of principal repayments                               (86,555)     (32,970)
  Purchase of loans                                                             (6,699)     (20,115)
                                                                             ---------    ---------
    Net cash used in investing activities                                      (66,476)    (171,702)
                                                                             ---------    ---------
Financing activities:
  Net increase in deposits                                                      19,087       46,667
  Decrease in short-term FHLB advances                                         (15,339)     (11,028)
  Increase in long-term FHLB advances                                           64,947      109,859
  Increase in advance payments by borrowers
    for taxes and insurance                                                        457          186
  Dividends paid                                                                (1,134)           -
  Decrease in stock subscriptions payable                                            -      (38,322)
  Net proceeds from issuance of common stock                                         -       69,260
  Net purchase of common stock for ESOP                                              -       (5,628)
  Purchase of treasury stock for the RSP Plan                                     (765)        (759)
  Purchase of treasury stock                                                    (6,050)           -
  Common stock issued for options exercised                                         83            -
                                                                             ---------    ---------
    Net cash provided by financing activities                                   61,286      170,235
                                                                             ---------    ---------
    Net (decrease) increase in cash and cash equivalents                        (2,306)       1,567
Cash and cash equivalents at beginning of year                                   6,446        7,292
                                                                             ---------    ---------
Cash and cash equivalents at end of period                                   $   4,140    $   8,859
                                                                             =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                              $   2,174    $   1,095
                                                                             =========    =========
   Interest paid on deposits and borrowed funds                              $   9,771    $   6,654
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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Synergy Bank (the "Bank"), and its subsidiary Synergy Capital Investments, Inc., and Synergy Financial Services, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004. The results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other period.

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

The  computation  of both basic and  diluted  earnings  per share  includes  the
Employee Stock Ownership Plan ("ESOP") shares previously allocated to participants and shares committed to be released for allocation to participants and restricted stock plan ("RSP") shares that have vested or have been allocated to participants. ESOP and RSP shares that have been purchased but not committed to be released have not been considered in computing basic and diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

                                                                 For the Three Months Ended June 30, 2005
                                                                 ----------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                             -----------          -------------         ------------
    Basic earnings per share:
       Income available to common stockholders                $   1,105                 11,043            $    0.10
       Effect of dilutive common stock equivalents                    0                    352                 0.00
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   1,105                 11,395            $    0.10
                                                              =========                 ======            =========


                                                                  For the Three Months Ended June 30, 2004
                                                                  ----------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                             -----------          -------------         ------------
    Basic earnings per share:
       Income available to common stockholders                $     910                 11,495            $    0.08
       Effect of dilutive common stock equivalents                    0                    218                 0.00
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $     910                 11,713            $    0.08
                                                              =========                 ======            =========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                                    For the Six Months Ended June 30, 2005
                                                                    --------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                             -----------          -------------         ------------
    Basic earnings per share:
       Income available to common stockholders                $   2,225                 11,136            $    0.20
       Effect of dilutive common stock equivalents                    0                    400                (0.01)
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   2,225                 11,536            $    0.19
                                                              =========                 ======            =========


                                                                    For the Six Months Ended June 30, 2004
                                                                    --------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                             -----------          -------------         ------------
    Basic earnings per share:
       Income available to common stockholders                $   1,915                 10,575            $    0.18
       Effect of dilutive common stock equivalents                    0                    212                 0.00
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   1,915                 10,787            $    0.18
                                                              =========                 ======            =========


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

Had an expense for the Company's stock option plans been determined based on the fair value at the grant date for the Company's stock options consistent with the method outlined in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for all expenses related to stock options and stock granted in its restricted stock plans would have been reduced to the pro forma amounts that follow (in thousands, except per share data):

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


                                                                 For the Three Months       For the Six Months
                                                                     ended June 30,            ended June 30,
                                                                 --------------------       ------------------
                                                                    2005         2004         2005        2004
                                                                (unaudited)  (unaudited)  (unaudited)  (unaudited)
                                                                -----------  -----------  -----------  -----------

    Net income, as reported                                     $   1,105    $     910     $  2,225     $   1,915
    Add expense recognized for the restricted stock plans,
       net of related tax effect                                      130           36          259            71
    Less total stock option plan and restricted stock plan
       expense, determined under the fair value method,
       net of related tax effect                                     (294)         (84)        (424)         (167)
                                                                ---------    ---------     --------     ---------
    Net income, pro forma                                       $     941    $     862     $  2,060     $   1,819
                                                                =========    =========     ========     =========

    Basic earnings per share:
       As reported                                              $    0.10    $    0.08     $   0.20     $   0.18
       Pro forma                                                $    0.09    $    0.08     $   0.18     $   0.17
    Diluted earnings per share:
       As reported                                              $    0.10    $    0.08     $   0.19     $   0.18
       Pro forma                                                $    0.08    $    0.07     $   0.18     $   0.17

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

The Company has established an ESOP covering eligible employees with one year of service, as defined by the ESOP. The Company accounts for the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 93-6, Employers' Accounting for Employee Stock Ownership
Plans. SOP No. 93-6 addresses the accounting for shares of stock issued to employees by an ESOP. SOP No. 93-6 requires that the employer record compensation expense in the amount equal to the fair value of shares committed to be released from the ESOP to employees.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a Statement No. 123(R), Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 25, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under FASB Statement

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company is currently evaluating this statement and its effects on the Company's results of operations.

On March 29, 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") 107, Share Based Payments. The interpretations in SAB 107 express views of the SEC staff regarding the application of Statement No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact that the implementation of SAB 107 and Statement 123(R) will have on future option grants.

On June 29, 2005, the FASB issued FASB Staff Position ("FSP") FASB Statement No. ("FAS") 115-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments. This reflects the latest changes to the FASB Emerging Issues Task Force ("EITF") 03-1, which the Bank adopted in December 2003. EITF 03-1 included certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not expect FSP FAS 115-1 to have a material impact on the Company's financial position or results of operations.

5. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities available for sale and held to maturity are as follows (in thousands):

                                                                            June 30, 2005 (unaudited)
                                                          -----------------------------------------------------------
                                                                              Gross          Gross
                                                             Amortized      unrealized     unrealized        Fair
                                                               cost           gains         losses          value
                                                          -----------      ---------      ---------     -----------
   Available-for-sale
   ------------------
     U.S. government obligations                          $     1,999      $       -      $     (71)    $     1,928
     Mortgage-backed securities:
       FHLMC                                                   65,886             18           (775)         65,129
       FNMA                                                    35,086             17           (416)         34,687
     Equity securities                                          1,029              7            (37)            999
                                                          -----------      ---------      ---------     -----------
         Total                                            $   104,000      $      42      $  (1,299)    $   102,743
                                                          ===========      =========      =========     ===========


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                                            June 30, 2005 (unaudited)
                                                          -----------------------------------------------------------
                                                                              Gross          Gross
                                                             Amortized      unrealized     unrealized        Fair
                                                               cost           gains         losses          value
                                                          -----------      ---------      ---------     -----------
   Held-to-maturity
   ----------------
     Mortgage-backed securities:
       FHLMC                                              $    45,964      $     116       $   (431)    $    45,649
       FNMA                                                    61,099            270           (245)         61,124
       GNMA                                                     3,465             20             (1)          3,484
     Other debt securities                                         10              -              -              10
                                                          -----------      ---------       --------     -----------
         Total                                            $   110,538      $     406       $   (677)    $   110,267
                                                          ===========      =========       ========     ===========

                                                                               December 31, 2004
                                                          -----------------------------------------------------------
                                                                              Gross          Gross
                                                             Amortized      unrealized     unrealized        Fair
                                                               cost           gains         losses          value
                                                          -----------      ---------      ---------     -----------
   Available-for-sale
   ------------------
     U.S. government obligations                          $     2,500      $       -       $    (57)    $     2,443
     Mortgage-backed securities:
       FHLMC                                                   82,597            208           (475)         82,330
       FNMA                                                    48,684            123           (213)         48,594
     Equity securities                                          1,029              9            (45)            993
                                                          -----------      ---------       --------     -----------
         Total                                            $   134,810      $     340       $   (790)    $   134,360
                                                          ===========      =========       ========     ===========


                                                                               December 31, 2004
                                                          -----------------------------------------------------------
                                                                              Gross          Gross
                                                             Amortized      unrealized     unrealized        Fair
                                                               cost           gains         losses          value
                                                          -----------      ---------      ---------     -----------
   Held-to-maturity
   ----------------
     Mortgage-backed securities:
       FHLMC                                              $    47,360      $     229       $   (256)    $    47,333
       FNMA                                                    59,121            668           (124)         59,665
       GNMA                                                     4,093             53              -           4,146
     Other debt securities                                         10              -              -              10
                                                          -----------      ---------       --------     -----------
         Total                                            $   110,584      $     950       $   (380)    $   111,154
                                                          ===========      =========       ========     ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)



6. LOANS RECEIVABLE

Major groupings of loans are as follows (in thousands):

                                                June 30,        December 31,
                                                 2005               2004
                                            -----------------------------------
   Mortgages:
     Residential, 1-4 family                $   247,396        $   243,772
     Non-residential and multi-family           194,478            154,226
     Construction loans                          10,217              5,792
   Automobile                                   188,122            146,148
   Commercial                                    15,224             12,208
   Other loans                                    3,484              3,720
                                            -----------        -----------

   Loans receivable                             658,921            565,866
   Deferred loan fees and costs                     256                248
   Allowance for loan losses                     (5,109)            (4,427)
                                            -----------        -----------

   Loans receivable, net                    $   654,068        $   561,687
                                            ===========        ===========


A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                                   For the Six Months Ended
                                            -----------------------------------
                                                  June 30,            June 30,
                                                   2005                 2004
                                            -----------------------------------

   Balance, beginning of period             $     4,427          $     3,274
   Provision for loan losses                        922                  704
   Recoveries                                       154                  208
   Loans charged-off                               (394)                (385)
                                            -----------          -----------
   Balance, end of period                   $     5,109          $     3,801
                                            ===========          ===========


7. DEPOSITS

Deposits are summarized as follows (in thousands:

                                               June 30,           December 31,
                                                 2005                 2004
                                            -----------------------------------

     Non-interest bearing checking accounts $    56,588          $    52,019
     Interest-bearing checking                    4,153                3,946
     Savings and club accounts                   67,590               67,115
     Money market accounts                      149,700              163,091
     Certificate of deposit accounts            279,972              252,745
                                            -----------          -----------
                                            $   558,003          $   538,916
                                            ===========          ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


8. FEDERAL HOME LOAN BANK ("FHLB") OF NEW YORK ADVANCES

1. Short-term FHLB Advances
   ------------------------

Short-term  FHLB advances  generally have  maturities of less than one year. The
details  of  these   advances  are  presented   below  (in   thousands,   except
percentages):

                                                                                 At or For The
                                                                         ---------------------------------
                                                                          Three Months     Twelve Months
                                                                              Ended            Ended
                                                                            June 30,       December 31,
                                                                              2005             2004
                                                                         ---------------------------------
Average balance outstanding                                              $    50,074      $    33,618
Maximum amount outstanding at any month end during the period                 95,972           48,975
Balance outstanding at period end                                             95,972           31,025
Weighted average interest rate during the period                                3.13%            1.61%
Weighted average interest rate at period end                                    3.46%            2.42%

2. Long-term FHLB Advances
   -----------------------

At June 30, 2005, long-term advances from the FHLB totaled $166.0 million. Advances consist of fixed-rate advances that will mature within one to nine years. The advances are collateralized by FHLB stock and certain first mortgage loans, first-lien home equity loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.51%.

As of June 30, 2005, long-term FHLB advances mature as follows (in thousands):

   2005                                                 $    30,100
   2006                                                      54,150
   2007                                                      48,000
   2008                                                      23,100
   2009                                                       8,000
   Thereafter                                                 2,700
                                                        -----------
                                                        $   166,050
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

         Our results of operations are primarily dependent on our net interest income. Net interest income is a function of the balances of interest-earning assets outstanding in any one period, the yields earned on those assets and the interest paid on deposits and borrowed funds that were outstanding in that same period. To a lesser extent, the relative levels of our other income and other expenses also affect our results of operations. Our other income consists primarily of fees and service charges, commissions and gains and losses on the sale of loans and investments. The other expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing costs, marketing costs, professional fees, office supplies, telephone and postage costs. Our results of operations are also significantly impacted by the amount of provisions for loan losses which, in turn, are dependent upon, among other things, the size and makeup of the loan portfolio, loan quality and loan trends.


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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

       Assets. Total assets reached $923.0 million on June 30, 2005, an increase of 7.2%, or $62.3 million, from $860.7 million on December 31, 2004. This growth was primarily attributable to increases in the loan portfolio and FHLB stock, offset by a decrease in investment securities.

       Between December 31, 2004 and June 30, 2005, investment securities decreased $31.7 million, or 12.9%, from $244.9 million to $213.3 million. This decrease was primarily due to $32.6 million in maturities and principal repayments coupled with the sale of $12.8 million in securities, which resulted in a net loss of $34,000. These decreases were partially offset by $14.7 million in purchases. Additionally, there was a $807,000 decrease in the unrealized market value associated with investment securities designated available-for-sale. FHLB stock holdings increased 21.6%, or $2.3 million, to $13.1 million at June 30, 2005, from $10.8 million at December 31, 2004.

       Net loans increased 16.4%, or $92.4 million, to $654.1 million at June 30, 2005, from $561.7 million at December 31, 2004. This growth includes $86.6 million in originations, net of principal repayments, and $6.7 million in purchases, offset by amortization of the premium on purchased loans and deferred loan fees, along with a provision of $922,000 to the allowance for loan losses. The most significant change during the six months ended June 30, 2005 was in automobile loans and multi-family and non-residential mortgage loans. Automobile loans increased by $42.0 million, or 28.7%, to $188.1 million and multi-family and non-residential mortgages increased by $40.3 million, or 26.1%, to $194.5 million.

       On June 30, 2005, total loans of $658.9 million were comprised of 29.5% in multi-family and non-residential mortgage loans, 29.1% in consumer loans, comprised mostly of direct automobile loans for both new and used vehicles, 20.0% in one-to-four family real estate loans, 17.5% in home equity loans, 2.3% in commercial loans and 1.6% in construction loans.

       The allowance for loan losses was $5.1 million at June 30, 2005, compared to $4.4 million at December 31, 2004. This reflects a provision for loan losses of $922,000 for the six-month period, offset by net charge-offs of $240,000. The ratio of allowance to total loans was 0.78% on both June 30, 2005 and December 31, 2004. Non-performing assets to total assets was 0.04% at June 30, 2005, compared to 0.03% at December 31, 2004.

       Liabilities. Total liabilities increased $67.5 million, or 8.9%, to $824.1 million at June 30, 2005, from $756.6 million at December 31, 2004. The increase in total liabilities resulted primarily from an increase of $49.6 million, or 23.4%, in FHLB advances and a $19.1 million, or 3.5%, increase in deposits. The balance of the change is attributable to a decline in other liabilities of $1.2 million.

       Deposits reached $558.0 million at June 30, 2005, an increase of $19.1 million, or 3.5%, from the $538.9 million reported at December 31, 2004. This growth resulted from an increase in certificate of deposit accounts of $27.2 million, or 10.8%, for the six months ended June 30, 2005. This increase was primarily the result of competitive pricing initiatives to attract funds with extended maturities in response to the current interest rate trend. Total core deposits, which consist of checking, savings and money market accounts, decreased $8.1 million, or 2.8 percent, and represented 49.8% of total deposits at June 30, 2005, compared to 53.1% at December 31, 2004. Despite a decline in total core deposits during this period, checking accounts increased by $4.8 million or 8.5%.

       The $49.6 million increase in FHLB advances between December 31, 2004 and June 30, 2005 has funded both the origination of loans and the purchase of investment securities during the six month period.

         Equity. Stockholders' equity totaled $98.9 million at June 30, 2005, a decrease of 4.9%, or $5.1 million, from $104.0 million at December 31, 2004. The decline was attributable to the repurchase of common stock in open market transactions to satisfy the Company's 2004 RSP and the 5% stock repurchase program that was announced on January 26, 2005, as well as the effect of the net unrealized investment portfolio market value adjustment, offset by the net income for the period. Additionally, on June 29, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, which represented an increase of $0.01, or 25.0%, over the prior quarterly cash dividend. The dividend was payable on July 29, 2005 to stockholders of record on July 15, 2005.

    The repurchase of shares associated with the Company's 2004 RSP and the stock repurchase program resulted in cumulative reductions in equity of $319,000 and $6.1 million, respectively. The decrease in the unrealized investment portfolio market value adjustment, net of tax effect, totaled $513,000.

Average Balance Sheet. The following table sets forth certain information for the three months ended June 30, 2005 and 2004. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.


                                                                        For the Three Months Ended June 30,
                                                  -------------------------------------------------------------------------
                                                                  2005                                   2004
                                                  -------------------------------------------------------------------------
                                                    Average                    Average      Average                Average
                                                    Balance     Interest     Yield/Cost     Balance    Interest  Yield/Cost
                                                    -------     --------     ----------     -------    --------  ----------
Interest-earning assets:
  Loans receivable, net(1)                         $623,790      $ 9,081        5.82%      $459,960      $6,669     5.80%
  Securities(2)                                     236,324        2,244        3.80        211,795       1,653     3.12
  Other interest-earning assets(3)                   12,363          143        4.63         10,809          23     0.85
                                                   --------       ------                   --------      ------
     Total interest-earning assets                  872,477       11,468        5.26        682,564       8,345     4.89
Non-interest-earning assets                          40,580                                  29,114
                                                   --------                                --------
     Total assets                                  $913,057                                $711,678
                                                   ========                                ========
Interest-bearing liabilities:
  Checking accounts(4)                             $ 58,655           15        0.10       $ 51,018           2     0.02
  Savings and club accounts                          68,769           86        0.50         72,373          90     0.50
  Money market accounts                             157,293          834        2.12        158,159         672     1.70
  Certificates of deposit                           276,832        2,078        3.00        222,589       1,426     2.56
  FHLB advances                                     246,300        2,037        3.31        100,655         630     2.50
  Stock subscriptions payable                             -            -        0.00              -           -     0.00
                                                   --------      -------                   --------      ------
     Total interest-bearing liabilities             807,849        5,050        2.50        604,794       2,820     1.87
Non-interest-bearing liabilities                      2,873                                   1,696
                                                   --------                                --------
     Total liabilities                              810,722                                 606,490
Stockholders' equity                                102,335                                 105,188
                                                   --------                                --------
     Total liabilities and stockholders' equity    $913,057                                $711,678
                                                   ========                                ========
Net interest income                                              $ 6,418                                 $5,525
                                                                 =======                                 ======
Interest rate spread(5)                                                         2.76%                               3.02%
Net yield on interest-earning assets(6)                                         2.94%                               3.24%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                       108.00%                             112.86%

--------------
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3)  Includes FHLB stock at cost.
(4)  Includes both  interest-bearing and non-interest bearing checking accounts.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities (including non-interest bearing checking accounts).
(6) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Average Balance Sheet. The following table sets forth certain information for the six months ended June 30, 2005 and 2004. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                        For the Six Months Ended June 30,
                                                  -------------------------------------------------------------------------
                                                                  2005                                    2004
                                                  -------------------------------------------------------------------------
                                                    Average                    Average      Average                Average
                                                    Balance     Interest     Yield/Cost     Balance    Interest  Yield/Cost
                                                    -------     --------     ----------     -------    --------  ----------
Interest-earning assets:
  Loans receivable, net(1)                          $601,603    $17,255        5.74%       $451,002    $13,369       5.93%
  Securities(2)                                      238,851      4,514        3.78         193,283      3,163       3.27
  Other interest-earning assets(3)                    12,398        234        3.77          10,500         45       0.86
                                                    --------    -------                    --------    -------
     Total interest-earning assets                   852,852     22,003        5.16         654,785     16,577       5.06
Non-interest-earning assets                           40,659                                 29,242
                                                    --------                               --------
     Total assets                                   $893,511                               $684,027
                                                    ========                               ========
Interest-bearing liabilities:
 Checking accounts(4)                               $ 55,463         28        0.10        $ 47,946          4       0.02
 Savings and club accounts                            67,480        168        0.50          71,202        176       0.49
 Money market accounts                               157,187      1,604        2.04         151,639      1,277       1.68
 Certificates of deposit                             269,929      3,933        2.91         220,003      2,828       2.57
 FHLB advances                                       236,594      3,830        3.24          84,407      1,083       2.57
 Stock subscriptions payable                               -          -        0.00          11,603         23       0.40
                                                    --------    -------                    --------    -------
     Total interest-bearing liabilities              786,653      9,563        2.43         586,800      5,391       1.84
Non-interest-bearing liabilities                       3,575                                  2,445
                                                    --------                               --------
     Total liabilities                               790,228                                589,245
Stockholders' equity                                 103,283                                 94,782
                                                    --------                               --------
     Total liabilities and stockholders' equity     $893,511                               $684,027
                                                    ========                               ========
Net interest income                                             $12,440                                $11,186
                                                                =======                                =======
Interest rate spread(5)                                                        2.73%                                3.22%
Net yield on interest-earning assets(6)                                        2.92%                                3.42%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                      108.42%                              111.59%


----------------
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3)  Includes FHLB stock at cost.
(4)  Includes both interest-bearing and non-interest bearing checking accounts.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities (including non-interest bearing checking accounts).
(6) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for Three Months Ended June 30, 2005 and 2004

         Net Income. Net income increased by $195,000, to $1.1 million, for the three months ended June 30, 2005, compared to $910,000 for the same period in 2004, a 21.4% increase. The increase was primarily attributable to an $893,000 increase in net interest income and a $348,000 increase in other income, partially offset by a $141,000 increase in the provision for loan losses, a $795,000 increase in other expenses and a $110,000 increase in income tax expense as a result of higher pre-tax earnings.

         Net Interest Income. Net interest income grew $893,000, or 16.2%, to $6.4 million for the three months ended June 30, 2005, compared to $5.5 million for the same period in 2004. Total interest income increased by $3.1 million, to $11.5 million, for the three months ended June 30, 2005, while total interest expense increased by $2.2 million, to $5.1 million, for the same three month period.

         The 37.4% increase in total interest income was primarily due to a $189.9 million, or 27.8%, increase in the average interest-earning assets, combined with a 37 basis point increase in the average yield earned on these assets when compared to the same quarter of the prior year. The increase in interest-earning assets was a result of the Company's growth strategy. The increase in the average yield was primarily attributable to higher market interest rates on originated loans, a higher yield on a larger portfolio of average investment securities and increased other interest income resulting from higher average FHLB stock balances.

         The 79.1% increase in total interest expense primarily resulted from a $203.1 million, or 33.6%, increase in average interest-bearing liabilities with a 63 basis point increase in the average cost of funds when compared to the same quarter of the prior year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as a significant increase in higher cost borrowings. The majority of the increase in average interest-bearing liabilities for the quarter ended June 30, 2005 was comprised of a $145.6 million, or 144.7%, increase in the average balance of FHLB advances along with a $54.2 million, or 24.4%, increase in the average balance of certificate of deposit accounts over the same quarter of the prior year.

         Provision for loan losses. We maintain an allowance for loan losses through provisions for loan losses that are charged to earnings. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. In estimating the known and inherent losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as an internal analysis of credit quality, general levels of loan delinquencies, collateral values, the Bank's historical loan loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan loss experience and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's assessment did not change either in estimation method or assumptions during either period.

         The provision for loan losses increased by $141,000, or 42.0%, to $477,000 for the three months ended June 30, 2005, from $336,000 for the same quarter in 2004. Total charge-offs amounted to $157,000 and recoveries amounted to $84,000, resulting in a net charge-off amount of $73,000 for the three months ended June 30, 2005. This represents a $65,000 increase in net charge-offs over the same quarter in 2004.

         Other Income. Other income increased $348,000, or 66.4%, to $872,000 for the three months ended June 30, 2005, compared to $524,000 for the same quarter in 2004. This is primarily the result of an increase of $183,000 in commission income generated by sales from Synergy Financial Services, Inc. and a $275,000 increase in tax advantaged income from the Company's bank-owned life insurance investment. This increase was partially offset by a $61,000 decrease in service charges and fees on deposit accounts and a loss of $34,000 from the sale of $12.8 million of investment securities during the quarter ended June 30, 2005.

         Other Expenses. Other expenses increased $795,000, or 18.7%, to $5.0 million for the three months ended June 30, 2005, compared to $4.2 million for the same quarter in 2004. The increase was primarily attributable to salaries and benefits associated with the Company's growth strategy, which includes equity-based employee compensation plans. During the quarter ended June 30, 2005, the Company opened its 19th branch office in Elizabeth, New Jersey.

         Income Tax Expense. Income tax expense increased by $110,000, or 19.6%, during the three months ended June 30, 2005 when compared to the same quarter in 2004, reflecting higher taxable income for the 2005 period.

Comparison of Operating Results for Six Months Ended June 30, 2005 and 2004

         Net Income. Net income increased by $310,000, to $2.2 million, for the six months ended June 30, 2005, compared to $1.9 million for the same period in 2004, a 16.2% increase. The increase was primarily attributable to a $1.3 million increase in net interest income and a $625,000 increase in other income, offset by a $218,000 increase in the provision for loan losses, a $1.2 million increase in other expenses and a $145,000 increase in income tax expense as a result of higher pre-tax earnings.

         Net Interest Income. Net interest income grew $1.3 million, or 11.2%, to $12.4 million for the six months ended June 30, 2005, compared to $11.2 million for the same period in 2004. Total interest income increased by $5.4 million, to $22.0 million, for the six months ended June 30, 2005, while total interest expense increased by $4.2 million, to $9.6 million, for the same six month period.

         The 32.7% increase in total interest income was primarily due to a $198.1 million, or 30.2%, increase in average interest-earning assets, combined with a 10 basis point increase in the average yield earned on these assets when compared to the same period of the prior year. The increase in interest-earning assets was a result of the Company's growth strategy. The increase in the average yield was primarily attributable to higher market interest rates on loans originated, a higher yield on a larger portfolio of average investment securities and increased other interest income resulting from higher FHLB stock balances.

         The 77.4% increase in total interest expense resulted primarily from a $199.9 million, or 34.1%, increase in the average balance of interest-bearing liabilities coupled with a 59 basis point increase in the average cost of funds when compared to the same period last year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as a significant increase in higher cost borrowings. The majority of the increase in average interest-bearing liabilities for the first six months in 2005 was due to an increase of a $152.2 million, or 180.3%, in the average balance of FHLB advances and a $49.9 million, or 22.7%, increase in the average balance of certificate of deposit accounts over the same period of the prior year.

         Provision for loan losses. We maintain an allowance for loan losses through provisions for loan losses that are charged to earnings. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. In estimating the known and inherent losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as an internal analysis of credit quality, general levels of loan delinquencies, collateral values, the Bank's historical loan loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan loss experience and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's assessment did not change either in estimation method or assumptions during either period.

         The provision for loan losses increased by $218,000, or 31.0%, to $922,000 for the six months ended June 30, 2005, from $704,000 for the same period in 2004. Total charge-offs amounted to $394,000 and recoveries amounted to $154,000, resulting in a net charge-off amount of $240,000 for the six months ended June 30, 2005. This represents a $63,000 increase in net charge-offs over the same period in 2004.

         Other Income. Other income increased $625,000, or 51.6%, to $1.8 million for the six months ended June 30, 2005, compared to $1.2 million for the same period in 2004. This is primarily the result of an increase of $416,000 in commission income generated by sales from Synergy Financial Services, Inc. and a $308,000 increase in tax advantaged income from a larger investment in bank-owned life insurance. The increase was partially offset by a $36,000 decrease in service charges and fees on deposit accounts and a loss of $34,000 from the sale of $12.8 million of investment securities during the six month period ended June 30, 2005.

         Other Expenses. Other expenses increased $1.2 million, or 14.1%, to $9.8 million for the six months ended June 30, 2005, compared to $8.6 million for the same period in 2004. The increase was primarily attributable to salaries and benefits associated with the Company's growth strategy, which includes equity-based employee compensation plans. During the quarter ended June 30, 2005, the Company opened its 19th branch office in Elizabeth, New Jersey.

         Income Tax Expense. Income tax expense increased by $145,000, or 11.8%, during the six months ended June 30, 2005 when compared to the same period in 2004, reflecting higher taxable income for the 2005 period.

Liquidity

       The Bank maintains liquid assets at levels it considers adequate to meet liquidity needs. The liquidity of the Bank reflects its ability to provide funds to meet loan requests, accommodate possible outflows in deposits, fund current and planned expenditures and take advantage of interest rate market opportunities in connection with asset and liability management objectives. Funding loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of earning assets with specific types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature and mix of the Bank's sources and uses of funds.

       The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, the Bank invests any excess funds in overnight federal funds investments, which provide liquidity. Its cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $4.1 million at June 30, 2005. To a lesser extent, the earnings and funds provided from operating activities are a source of liquidity.

       Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. If the Bank requires funds beyond its ability to generate them internally, it has the ability to obtain advances from the FHLB, which provides an additional source of funds. At June 30, 2005, the Bank's borrowing limit with the FHLB was $203.8 million, excluding repurchase agreement advances, subject to collateral requirements. At June 30, 2005, the Bank had $262.0 million of borrowings outstanding, which included $108.0 million in repurchase agreement advances.

       Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is it aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of June 30, 2005 was $99.1 million, excluding commitments on unused lines of credit, which totaled $27.6 million.

       Management intends to expand the Bank's branch network either through opening or acquiring branch offices. During April 2005, the Bank opened a branch in Elizabeth, New Jersey. The Bank currently plans to open four additional new branch locations and relocate two branches over the next two years. The Bank also will continue to actively consider the acquisition of local financial institutions as part of expanding its banking operations. It does not, however, have any current understandings, agreements or arrangements for the expansion of its business, other than opening new branch office locations.

The following table discloses the Bank's contractual obligations as of June 30, 2005 (in thousands):

                                              Total         Less Than      1-3 Years        4-5 Years       After
                                                             1 Year                                        5 Years
                                        -------------- ----------------- --------------- ---------------- ---------
FHLB advances (1)                            $262,022       $155,722         $69,800          $13,800      $22,700
Rental under operating leases                  12,636            409           2,819            1,593        7,815
                                             --------       --------         -------          -------      -------
Total                                        $274,658       $156,131         $72,619          $15,393      $30,515
                                             ========       ========         =======          =======      =======

-----------------
(1)  At  June  30,  2005,  the  Bank  had  $262.0  million  of  FHLB  borrowings outstanding, which included $108.0 million in repurchase agreement advances. At June 30, 2005, the Bank's borrowing limit with the FHLB was $203.8 million, excluding repurchase agreement advances, subject to collateral requirements.

The following table discloses the Bank's commercial commitments as of June 30, 2005 (in thousands):

                                              Total       Less Than    1-3 Years   4-5 Years     After
                                                           1 Year                               5 Years
                                             --------     ---------   ----------   ---------   ---------
Lines of Credit (1)                          $ 27,601     $  1,041       $ 1,555      $2,362     $22,643
Other commitments to extend credit             99,113       99,113             -           -           -
                                             --------     --------       -------      ------     -------
Total                                        $126,714     $100,154       $ 1,555      $2,362     $22,643
                                             ========     ========       =======      ======     =======

--------------
(1)  Represents amounts committed to customers.

Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On June 30, 2005, the Bank was in compliance with all of its regulatory capital requirements. The following table sets forth the Bank's capital position and relativity to regulatory requirements as of June 30, 2005:

                                                                  OTS Requirements
                                     ---------------------------------------------------------------------------
                                                                                             Regulatory
                                                                      Minimum           for classification as
                                            Bank actual           capital adequacy        well-capitalized
                                            -----------           ----------------        ----------------
                                        Amount       Ratio       Amount      Ratio       Amount       Ratio
                                        ------       -----       ------      -----       ------       -----
Total risk-based capital
   (to risk-weighted assets)           $96,246      14.79%      $52,070      8.00%      $65,087      10.00%
Tier 1 capital
   (to risk-weighted assets)            91,137      14.00%          N/A        N/A       39,052       6.00%
Tier 1 capital (to adjusted total
   (to adjusted total assets)           91,137       9.90%       36,834      4.00%       46,042       5.00%
Tangible capital
   (to adjusted total assets)           91,137       9.90%       13,813      1.50%          N/A         N/A


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

         Management believes that there has not been a material adverse change in market risk during the three-month period ended June 30, 2005.

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

         The Board of Directors has established an Asset and Liability Management and Budget Committee that consists of Directors Scott (Chairman), De Perez, Fiore, Gibbons and Putvinski. The Committee meets quarterly with management to review current investments: average lives, durations and re-pricing frequencies of loans and securities; loan and deposit pricing and production volumes and alternative funding sources; interest rate risk analysis; liquidity and borrowing needs; and a variety of other assets and liability management topics. The management session of the Committee is held monthly with President Fiore presiding and senior management in attendance. The results of the quarterly and monthly meetings of the Committee are reported to the full Board at its regular meetings. In addition, the Committee generally meets during October and November each year with the goal of developing an annual business and operating plan for presentation to the full Board.

         To reduce the effect of interest rate changes on net interest income, the Bank has adopted various strategies to enable it to improve the matching of interest-earning asset maturities to interest-bearing liability maturities. The main elements of these strategies include seeking to:

          o originate loans with adjustable-rate features or fixed-rate loans with short maturities, such as home equity and consumer loans, comprised mostly of direct automobile loans for both new and used vehicles;
          o expand commercial and industrial loans, which predominantly have variable rates of interest;
          o increase production in higher yielding commercial real estate loans;
          o lengthen the maturities of time deposits and borrowings when it would be cost effective through the aggressive pricing and promotion of certificates of deposits and utilization of FHLB advances;
          o    increase core deposits (i.e., checking,  savings and money market accounts), which tend to be less interest rate sensitive; and
          o    purchase  intermediate and adjustable-rate  investment securities that provide a stable cash flow, thereby providing investable funds in varying interest rate cycles.


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

                           PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.
         ------------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. There were no lawsuits pending or known to be contemplated at June 30, 2005 that would be expected to have a material effect on the Company's operations or income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        -------------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company's common stock during the second quarter of 2005 and the stock repurchase plans approved by the Company's Board of Directors.

----------------------------- --------------- ---------------- ------------------------- ----------------------------
                                                                Total Number of Shares    Maximum Number of Shares
                               Total Number                      Purchased as Part of     that May Yet Be Purchased
                                of Shares      Average Price      Publicly Announced         Under the Plans or
           Period               Purchased     Paid per Share    Plans or Programs (1)           Programs (1)
----------------------------- --------------- ---------------- ------------------------- ----------------------------
April 1-30, 2005                    -                -                    -                         555,851
----------------------------- --------------- ---------------- ------------------------- ----------------------------
May 1-31, 2005                   143,600           12.13               143,600                      412,251
----------------------------- --------------- ---------------- ------------------------- ----------------------------
June 1-30, 2005                  290,500           11.99               290,500                      121,751
----------------------------- --------------- ---------------- ------------------------- ----------------------------
Total                            434,100           12.03               434,100
----------------------------- --------------- ---------------- ------------------------- ----------------------------

Item 3. Defaults Upon Senior Securities.
        --------------------------------

None.

--------------
(1) On January 26, 2005, the Company announced a share repurchase program. The program specified the purchase of up to 5.0 percent of the Company's outstanding shares of common stock (approximately 622,600 shares) in open market transactions. Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date and has 121,751 shares yet to be purchased.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

      The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 26, 2005. There were outstanding and entitled to vote at the Meeting 12,452,011 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 11,349,625 shares of Common Stock representing 91.2% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the December 31, 2005 fiscal year. The result of the voting at the Meeting is as follows (percentages in terms of votes cast):

        Proposal 1

                                                    VOTES FOR                          VOTES WITHHELD
                                       -----------------------------------    ---------------------------------
                                            Number           Percentage           Number          Percentage
                                           of Votes         of Votes Cast        of Votes        of Votes Cast
                                       ---------------    ----------------    -------------    ----------------

  Magdalena M. De Perez                   11,293,852            99.5%             55,773             0.5%

  Kenneth S. Kasper                       11,303,752            99.6%             45,873             0.4%

  George Putvinski                        11,301,619            99.6%             48,006             0.4%


         Proposal 2

         Ratification of the appointment of Grant Thornton LLP as independent auditor for the Company for the December 31, 2005 fiscal year.


                               Number of      Percentage of
                                 Votes         Votes Cast
                           --------------- -------------------

FOR                          11,309,463          99.7%

AGAINST                          36,066           0.3%

ABSTAIN                           4,096           0.0%


Item 5. Other Information.
        ------------------

         None.


Item 6. Exhibits.
        ---------

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

                                      SYNERGY FINANCIAL GROUP, INC.



Date: August 9, 2005                  By:  /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


/s/John S. Fiore
--------------------------------------------------------------
John S. Fiore
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:  August 9, 2005