Form 10-Q
period 2005-09-30
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2005-11-09
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:     September 30, 2005
                                         ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-50467
                                            ---------


                          SYNERGY FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       New Jersey                                52-2413926
         --------------------------------------                  ----------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

         310 North Avenue East, Cranford, New Jersey                 07016
         --------------------------------------------------------------------
           (Address of principal executive offices)               (Zip Code)

                                 (908) 272-3838
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X    No
                                                ---      ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes      No  X
                                      ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of October 31, 2005:

$0.10 Par Value Common Stock                       11,453,266
----------------------------               ----------------------------
           Class                                Shares Outstanding

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                                            Page
------        ---------------------                                                                            ----
Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
                  December 31, 2004 (audited).....................................................................1

              Consolidated Statements of Income for the three and nine months ended
                  September 30, 2005 and 2004 (unaudited).........................................................2

              Consolidated Statement of Changes in Stockholders' Equity for the
                  nine months ended September 30, 2005 (unaudited)................................................3

              Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2005 and 2004 (unaudited).........................................................4

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................23

Item 4.       Controls and Procedures............................................................................24


PART II       OTHER INFORMATION
-------       -----------------

Item 1.       Legal Proceedings..................................................................................25

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds........................................25

Item 3.       Defaults Upon Senior Securities....................................................................26

Item 4.       Submission of Matters to a Vote of Security Holders................................................26

Item 5.       Other Information..................................................................................26

Item 6.       Exhibits...........................................................................................26

Signatures.......................................................................................................27


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                              September 30,    December 31,
                                                                                  2005             2004
                                                                               (unaudited)       (audited)
                                                                               -----------       ---------
Assets:
Cash and amounts due from banks                                              $     4,386       $     4,687
Interest-bearing deposits with banks                                               3,554             1,759
                                                                             -----------       -----------
Cash and cash equivalents                                                          7,940             6,446
Investment securities available-for-sale,
   at fair value                                                                  93,485           134,360
Investment securities held-to-maturity (fair
   value of $100,203 and $111,154, respectively)                                 101,155           110,584
Federal Home Loan Bank of New York
   stock, at cost                                                                 13,123            10,771
Loans receivable, net                                                            690,808           561,687
Accrued interest receivable                                                        3,118             2,751
Property and equipment, net                                                       17,752            16,814
Cash surrender value of bank-owned life insurance                                 13,010            12,637
Other assets                                                                       5,172             4,627
                                                                             -----------       -----------
     Total assets                                                            $   945,563       $   860,677
                                                                             ===========       ===========

Liabilities:
Deposits                                                                     $   581,140       $   538,916
Federal Home Loan Bank advances                                                  262,450           212,414
Advance payments by borrowers
   for taxes and insurance                                                         2,140             1,702
Accrued interest payable on advances                                                 780               385
Dividend payable                                                                     623               498
Other liabilities                                                                    599             2,720
                                                                             -----------       -----------
     Total liabilities                                                           847,732           756,635
                                                                             -----------       -----------

Stockholders' equity:
Preferred stock; $0.10 par value, 5,000,000 shares
   authorized; issued and outstanding - none                                           -                 -
Common stock; $0.10 par value, 20,000,000 shares authorized;
   Issued - 12,466,903 in 2005 and 12,452,011 in 2004
   Outstanding  - 11,453,266 in 2005 and 12,064,968 in 2004                        1,247             1,245
Additional paid-in-capital                                                        85,601            86,177
Retained earnings                                                                 32,211            30,603
Unearned ESOP shares                                                              (5,452)           (5,962)
Unearned RSP compensation                                                         (2,784)           (3,391)
Treasury stock held for the RSP, at cost; 363,037 and
   387,043 shares at September 30, 2005 and
   December 31, 2004, respectively                                                (4,042)           (4,343)
Treasury stock, at cost; 650,600 and -0- shares at
   September 30, 2005 and December 31, 2004, respectively                         (7,916)                -
Accumulated other comprehensive loss, net of taxes                                (1,034)             (287)
                                                                             -----------       -----------
     Total stockholders' equity                                                   97,831           104,042
                                                                             -----------       -----------
     Total liabilities and stockholders' equity                              $   945,563       $   860,677
                                                                             ===========       ===========

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                     For the Three Months          For the Nine Months
                                                                     ended September 30,           ended September 30,
                                                                  ------------------------      -------------------------
                                                                     2005         2004             2005          2004
                                                                  (unaudited)  (unaudited)      (unaudited)   (unaudited)
                                                                  -----------  -----------      -----------   -----------
Interest income:
   Loans, including fees                                          $   9,819     $  7,278         $  27,074    $  20,647
   Investment securities                                              1,934        2,463             6,448        5,626
   Other                                                                156           42               391           88
                                                                  ---------     --------         ---------    ---------
     Total interest income                                           11,909        9,783            33,913       26,361
                                                                  ---------     --------         ---------    ---------
Interest expense:
   Deposits                                                           3,292        2,329             9,025        6,615
   Borrowed funds                                                     2,517        1,432             6,347        2,538
                                                                  ---------     --------         ---------    ---------
     Total interest expense                                           5,809        3,761            15,372        9,153
                                                                  ---------     --------         ---------    ---------
     Net interest income before provision for loan losses             6,100        6,022            18,541       17,208
Provision for loan losses                                               392          429             1,314        1,133
                                                                  ---------     --------         ---------    ---------
     Net interest income after provision for loan losses              5,708        5,593            17,227       16,075
                                                                  ---------     --------         ---------    ---------
Other income:
   Service charges and other fees on deposit accounts                   550          556             1,562        1,604
   Net gain (loss) on sale of investments                                 8           38               (26)          38
   Commissions                                                          211          153               660          186
   Other                                                                255          205               665          336
                                                                  ---------     --------         ---------    ---------
     Total other income                                               1,024          952             2,861        2,164
                                                                  ---------     --------         ---------    ---------
Other expenses:
   Salaries and employee benefits                                     2,784        2,687             8,261        7,180
   Premises and equipment                                               962          939             2,789        2,854
   Occupancy                                                            604          490             1,655        1,436
   Professional services                                                165          156               560          403
   Advertising                                                          269          241               723          603
   Other operating                                                      272          384               828          974
                                                                  ---------     --------         ---------    ---------
     Total other expenses                                             5,056        4,897            14,816       13,450
                                                                  ---------     --------         ---------    ---------
     Income before income tax expense                                 1,676        1,648             5,272        4,789
Income tax expense                                                      568          554             1,939        1,780
                                                                  ---------     --------         ---------    ---------
     Net income                                                   $   1,108     $  1,094         $   3,333    $   3,009
                                                                  =========     ========         =========    =========

Per share of common stock:
   Basic earnings per share                                       $    0.10     $   0.10         $    0.30    $    0.28
                                                                  =========     ========         =========    =========
   Diluted earnings per share                                     $    0.10     $   0.09         $    0.29    $    0.27
                                                                  =========     ========         =========    =========

Basic weighted average shares outstanding                            10,711       11,496            10,993       10,886
                                                                     ======       ======            ======       ======
Diluted weighted average shares outstanding                          11,102       11,743            11,390       11,113
                                                                     ======       ======            ======       ======

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                  For the Nine Months Ended September 30, 2005
                                   (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                                                           Treasury               Other
                            Common stock                                                     stock             accumulated
                          ------------------ Additional            Unearned    Unearned    acquired           comprehensive
                              Shares    Par   paid-in-  Retained     ESOP         RSP      for the  Treasury  income (loss),
                              issued   value   capital  earnings    shares   compensation    RSP      stock        net        TOTAL
                              ------   -----   -------  --------    ------   ------------    ---    --------       ---        -----
BALANCE AT
JANUARY 1, 2005           12,452,011  $1,245   $86,177   $30,603   $(5,962)     $(3,391)   $(4,343)  $   -0-     $  (287)  $104,042
  Net income                       -       -         -     3,333         -            -          -         -           -      3,333
  Other comprehensive
    income, net of
    reclassification
    adjustment and
    taxes                          -       -         -         -         -            -          -         -        (747)      (747)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive
  income                                                                                                                      2,586
-----------------------------------------------------------------------------------------------------------------------------------
  Dividends declared               -       -         -    (1,725)        -            -          -         -           -     (1,725)
  Common stock issued for
    options exercised
    (14,892 shares)           14,892       2        81                                                                           83
  Common stock held by
    ESOP committed
    to be released
    (74,718 shares)                -       -       410         -       510            -          -         -           -        920
  Compensation
    recognized under
    RSP Plan                       -       -         -         -         -          607          -         -           -        607
  Common stock
    repurchased for RSP
    (63,851 shares)                -       -         -         -         -            -       (766)        -           -       (766)
  Common stock issued by
    RSP (87,857 shares)                         (1,067)                                      1,067                                -
  Purchase of treasury
    stock (650,600 shares)         -       -         -         -         -            -          -    (7,916)          -     (7,916)
                          ----------  ------   -------   -------   -------      -------    -------   -------     -------    -------
BALANCE AT
SEPTEMBER 30, 2005        12,466,903  $1,247   $85,601   $32,211   $(5,452)     $(2,784)   $(4,042)  $(7,916)    $(1,034)   $97,831
                          ==========  ======   =======   =======   =======      =======    =======   =======     =======    =======

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                        ------------------------
                                                                            2005         2004
                                                                        (unaudited)  (unaudited)
                                                                        -----------  -----------
Operating activities:
     Net income                                                         $   3,333    $   3,009
   Adjustments to reconcile net income to net cash
     provided by operating activities
   Depreciation and amortization                                            1,139        1,086
   Provision for loan losses                                                1,314        1,133
   Deferred income taxes                                                     (405)         (83)
   Amortization of deferred loan fees and costs                               (81)          (9)
   Amortization of premiums on investment securities                          679        1,099
   Net loss (gain) on sale of investment securities                            26          (38)
   Release of ESOP shares                                                     920          763
   Compensation under RSP plan                                                607          274
   Increase in accrued interest receivable                                   (367)        (753)
   Increase in other assets                                                  (141)        (707)
   (Decrease) increase in other liabilities                                (2,121)         391
   Increase in cash surrender value of bank-owned life insurance             (373)         (50)
   Increase in accrued interest payable on advances                           395          276
                                                                          ---------    ---------
         Net cash provided by operating activities                          4,925        6,391
                                                                        ---------    ---------

Investing activities:
   Purchase of investment securities held-to-maturity                     (12,536)     (93,010)
   Purchase of investment securities available-for-sale                    (2,084)     (63,482)
   Maturity and principal repayments of investment
     securities held-to-maturity                                           21,819        9,650
   Maturity and principal repayments of investment
     securities available-for-sale                                         28,846       39,721
   Purchase of property and equipment                                      (2,077)        (549)
   Purchase of FHLB Stock                                                  (2,352)      (6,862)
   Purchase of bank owned life insurance                                        -      (10,000)
   Proceeds from the sale of investment securities available for sale      12,808          885
   Loan originations, net of principal repayments                        (120,186)     (59,462)
   Purchase of loans                                                      (10,168)     (26,653)
                                                                        ---------    ---------
         Net cash used in investing activities                            (85,930)    (209,762)
                                                                        ---------    ---------
Financing activities:
   Net increase in deposits                                                42,224       48,823
   Increase in short-term FHLB advances                                    61,475       17,321
   (Decrease) increase in long-term FHLB advances                         (11,439)     115,480
   Increase (decrease) in advance payments by borrowers
     for taxes and insurance                                                  438          (86)
   Dividends paid                                                          (1,600)        (462)
   Decrease in stock subscriptions payable                                      -      (38,322)
   Net proceeds from issuance of common stock                                   -       69,261
   Net purchase of common stock for ESOP                                        -       (5,628)
   Purchase of treasury stock for the RSP Plan                               (766)      (1,808)
   Purchase of treasury stock                                              (7,916)           -
   Common stock issued for options exercised                                   83            -
                                                                        ---------    ---------
   Net cash provided by financing activities                               82,499      204,579
                                                                        ---------    ---------
         Net increase in cash and cash equivalents                          1,494        1,208

Cash and cash equivalents at beginning of year                              6,446        7,292
                                                                        ---------    ---------
Cash and cash equivalents at end of period                              $   7,940    $   8,500
                                                                        =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                         $   2,849    $   1,866
                                                                        =========    =========
   Interest paid on deposits and borrowed funds                         $  15,767    $   8,876
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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2004. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

                                                                 For the Three Months Ended September 30, 2005
                                                                 ---------------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                           ---------------      -----------------      ---------------
    Basic earnings per share:
       Income available to common stockholders                $   1,108                 10,711            $    0.10
       Effect of dilutive common stock equivalents                    0                    391                 0.00
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   1,108                 11,102            $    0.10
                                                              =========                 ======            =========

                                                                 For the Three Months Ended September 30, 2004
                                                                 ---------------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                           ---------------      -----------------      ---------------
    Basic earnings per share:
       Income available to common stockholders                $   1,094                 11,496            $    0.10
       Effect of dilutive common stock equivalents                    0                    247                (0.01)
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   1,094                 11,743            $    0.09
                                                              =========                 ======            =========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                                 For the Nine Months Ended September 30, 2005
                                                                 --------------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                           ---------------      -----------------      ---------------
    Basic earnings per share:
       Income available to common stockholders                $   3,333                 10,993            $    0.30
       Effect of dilutive common stock equivalents                    0                    397                (0.01)
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   3,333                 11,390            $    0.29
                                                              =========                 ======            =========

                                                                 For the Nine Months Ended September 30, 2004
                                                                 --------------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                           ---------------      -----------------      ---------------
    Basic earnings per share:
       Income available to common stockholders                $   3,009                 10,886            $    0.28
       Effect of dilutive common stock equivalents                    0                    227                (0.01)
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   3,009                 11,113            $    0.27
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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                                  For the Three Months       For the Nine Months
                                                                  ended September 30,        ended September 30,
                                                                  -------------------        -------------------
                                                                   2005          2004        2005         2004
                                                                (unaudited)   (unaudited) (unaudited)  (unaudited)
                                                                -----------   -----------------------  -----------
    Net income, as reported                                     $   1,108    $   1,094     $  3,333     $   3,009
    Add expense recognized for the restricted stock plans,
       net of related tax effect                                      130           99          389           176
    Less total stock option plan and restricted stock plan
       expense, determined under the fair value method,
       net of related tax effect                                     (227)        (226)        (683)         (405)
                                                                ---------    ---------     --------     ---------
    Net income, pro forma                                       $   1,011    $     967     $  3,039     $   2,780
                                                                =========    =========     ========     =========
    Basic earnings per share:
       As reported                                              $    0.10    $    0.10     $   0.30     $   0.28
       Pro forma                                                $    0.09    $    0.08     $   0.28     $   0.26
    Diluted earnings per share:
       As reported                                              $    0.10    $    0.09     $   0.29     $   0.27
       Pro forma                                                $    0.09    $    0.08     $   0.27     $   0.25

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options price model. The following weighted average assumptions were utilized for grants in 2003: dividend yield of 0.00%; expected volatility of 29.44 %; risk-free interest rate of 3.01%; and, expected life of five years. The following weighted average assumptions were utilized for grants in 2004: dividend yield of 1.60%; expected volatility of 32.85%; risk-free interest rate of 3.33%; and, expected life of five years. The following weighted average assumptions were utilized for grants in 2005: dividend yield of 2.00%; expected volatility of 14.97%; risk-free interest rate of 3.83%; and, expected life of five years.

The Company has established an ESOP covering eligible employees with one year of service, as defined by the ESOP. The Company accounts for the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 93-6, Employers' Accounting for Employee Stock Ownership Plans. SOP No. 93-6 addresses the accounting for shares of stock issued to employees by an ESOP. SOP No. 93-6 requires that the employer record compensation expense in the amount equal to the fair value of shares committed to be released from the ESOP to employees.

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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123(R), Share-Based Payment an Amendment of SFAS No. 123 and APB No. 25, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating this statement and its effects on the Company's results of operations.

On March 29, 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") 107, Share Based Payments. The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact that the implementation of SAB 107 and SFAS No. 123(R) will have on future option grants.

On April 14, 2005, the SEC voted unanimously to adopt a staff recommendation to delay the effective date of SFAS No. 123(R) for many public companies. Specifically, the new rule states that public companies do not have to comply with Statement No. 123(R) until the first quarter of the first fiscal year beginning after June 15, 2005, rather than the first quarterly or annual period beginning after that date, as originally prescribed by SFAS No. 123(R). As such, calendar year public companies must begin complying with SFAS No. 123(R) for their first quarterly period beginning in 2006, and not in the third quarter of 2005.

On June 29, 2005, the FASB issued FASB Staff Position ("FSP") SFAS No. ("FAS") 115-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments. This reflects the latest changes to the FASB Emerging Issues Task Force ("EITF") 03-1, which the Bank adopted in December 2003. EITF 03-1 included certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. FSP SFAS No. 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP SFAS No. 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company is in the process of determining the impact that EITF 03-1 will have on its financial statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


5. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows (in thousands):

                                                                        September 30, 2005 (unaudited)
                                                          ---------------------------------------------------------
                                                                              Gross          Gross
                                                          Amortized        unrealized     unrealized        Fair
                                                              cost            gains         losses          value
                                                          ---------------------------------------------------------
   Available-for-sale
   ------------------
     U.S. government obligations                          $     1,999      $       -      $     (78)    $     1,921
     Mortgage-backed securities:
       FHLMC                                                   60,823             12           (970)         59,865
       FNMA                                                    31,263             16           (525)         30,754
     Equity securities                                          1,000                           (55)            945
                                                          -----------      ---------      ---------     -----------

         Total                                            $    95,085      $      28      $  (1,628)    $    93,485
                                                          ===========      =========      =========     ===========

                                                                        September 30, 2005 (unaudited)
                                                          ---------------------------------------------------------
                                                                              Gross          Gross
                                                            Amortized      unrealized     unrealized        Fair
                                                              cost            gains         losses          value
                                                          ---------------------------------------------------------
   Held-to-maturity
   ----------------
     Mortgage-backed securities:
       FHLMC                                              $    41,212      $      62       $   (597)    $    40,677
       FNMA                                                    56,771             88           (509)         56,350
       GNMA                                                     3,162             14            (10)          3,166
     Other debt securities                                         10              -              -              10
                                                          -----------      ---------      ---------     -----------
       Total                                              $   101,155      $     164      $  (1,116)    $   100,203
                                                          ===========      =========      =========     ===========

                                                                               December 31, 2004
                                                          ---------------------------------------------------------
                                                                              Gross          Gross
                                                            Amortized      unrealized     unrealized        Fair
                                                              cost            gains         losses          value
                                                          ---------------------------------------------------------
   Available-for-sale
   ------------------
     U.S. government obligations                          $     2,500      $       -       $    (57)    $     2,443
     Mortgage-backed securities:
       FHLMC                                                   82,597            208           (475)         82,330
       FNMA                                                    48,684            123           (213)         48,594
     Equity securities                                          1,029              9            (45)            993
                                                          -----------      ---------      ---------     -----------
         Total                                            $   134,810      $     340       $   (790)    $   134,360
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
                                                          ===========      =========       ========     ===========


6. LOANS RECEIVABLE

Major groupings of loans are as follows (in thousands):

                                                                          September 30,             December 31,
                                                                              2005                      2004
                                                                       --------------------------------------------
   Mortgages:
     Residential, 1-4 family                                             $   242,823               $   243,772
     Non-residential and multi-family                                        232,065                   154,226
   Construction                                                                8,183                     5,792
   Automobile                                                                187,412                   146,148
   Commercial                                                                 21,985                    12,208
   Other                                                                       3,501                     3,720
                                                                         -----------               -----------

   Loans receivable                                                          695,969                   565,866
   Deferred loan fees and costs                                                  235                       248
   Allowance for loan losses                                                  (5,396)                   (4,427)
                                                                         -----------               -----------
   Loans receivable, net                                                 $   690,808               $   561,687
                                                                         ===========               ===========

A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                                                                 For the Nine Months Ended
                                                                       --------------------------------------------
                                                                         September 30,            September 30,
                                                                            2005                     2004
                                                                       --------------------------------------------

   Balance, beginning of period                                          $     4,427               $     3,274
   Provision for loan losses                                                   1,314                     1,133
   Recoveries                                                                    240                       321
   Loans charged-off                                                            (585)                     (598)
                                                                         -----------               -----------
   Balance, end of period                                                $     5,396               $     4,130
                                                                         ===========               ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

7. DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                          September 30,             December 31,
                                                                              2005                      2004
                                                                       --------------------------------------------
     Non-interest-bearing checking accounts                              $    56,825               $    52,019
     Interest-bearing checking accounts                                        4,106                     3,946
     Savings and club accounts                                                62,269                    67,115
     Money market accounts                                                   134,155                   163,091
     Certificate of deposit accounts                                         323,785                   252,745
                                                                         -----------               -----------
                                                                         $   581,140               $   538,916
                                                                         ===========               ===========


8. FEDERAL HOME LOAN BANK ("FHLB") OF NEW YORK ADVANCES

1. Short-Term FHLB Advances
   ------------------------

Short-term  FHLB advances  generally have  maturities of less than one year. The
details  of  these   advances  are  presented   below  (in   thousands,   except
percentages):

                                                                                       At or For The
                                                                       --------------------------------------------
                                                                           Nine Months              Twelve Months
                                                                              Ended                     Ended
                                                                          September 30,             December 31,
                                                                              2005                      2004
                                                                       --------------------------------------------

Average balance outstanding                                              $    56,291               $    33,618
Maximum amount outstanding at any month end during the period                 92,500                    48,975
Balance outstanding at period end                                             92,500                    31,025
Weighted average interest rate during the period                                3.35%                     1.61%
Weighted average interest rate at period end                                    3.76%                     2.42%

2. Long-Term FHLB Advances
   -----------------------

At September 30, 2005, long-term advances from the FHLB totaled $169.9 million. Advances consist of fixed-rate advances that will mature within one to nine years. The advances are collateralized by FHLB stock and certain first mortgage loans, first-lien home equity loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.68%.

As of September 30, 2005, long-term FHLB advances mature as follows (in thousands):

   2005                                                $    16,000
   2006                                                     59,150
   2007                                                     58,000
   2008                                                     26,100
   2009                                                      8,000
   Thereafter                                                2,700
                                                       -----------
                                                       $   169,950
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


Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21 E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purpose of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially effect the Company's financial results, is included in the Company's filings with the SEC.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

       Assets. Total assets reached $945.6 million on September 30, 2005, an increase of 9.9%, or $84.9 million, from $860.7 million on December 31, 2004. This growth was primarily attributable to increases in the loan portfolio and FHLB stock, partially offset by a decrease in investment securities.

       Between December 31, 2004 and September 30, 2005, investment securities decreased $50.3 million, or 20.5%, from $244.9 million to $194.6 million. This decrease was primarily due to $50.6 million in maturities and principal repayments coupled with the sale of approximately $12.8 million in securities, which resulted in a net loss of $26,000. These decreases were partially offset by $14.7 million in purchases. Additionally, there was a $1.2 million decrease in the unrealized market value associated with investment securities designated available-for-sale. FHLB stock holdings increased 21.6%, or $2.3 million, to $13.1 million at September 30, 2005, from $10.8 million at December 31, 2004.

       Net loans increased 23.0%, or $129.1 million, to $690.8 million at September 30, 2005, from $561.7 million at December 31, 2004. This growth includes $120.2 million in originations, net of principal repayments, and $10.2 million in purchases, offset by amortization of the premium on purchased loans and deferred loan fees, along with a provision of $1.3 million to the allowance for loan losses. The most significant changes during the nine months ended September 30, 2005 were in non-residential and multi-family mortgage, automobile and commercial loans. Non-residential and multi-family mortgages increased by $77.8 million, or 50.5%, to $232.1 million. Automobile loans increased by $41.3 million, or 28.2%, to $187.4 million. Commercial loans increased by $9.8 million, or 80.1%, to $22.0 million.

       On September 30, 2005, total loans of $696.2 million were comprised of 33.3% in non-residential and multi-family mortgage loans, 27.4% in consumer loans, comprised mostly of direct automobile loans for both new and used vehicles, 18.4% in one-to-four family real estate loans, 16.5% in home equity loans, 3.2% in commercial loans and 1.2% in construction loans.

       The allowance for loan losses was $5.4 million at September 30, 2005, compared to $4.4 million at December 31, 2004. This reflects a provision for loan losses of $1.3 million for the nine-month period, offset by net charge-offs of $345,000. The ratio of the allowance to total loans was 0.78% at both September 30, 2005 and December 31, 2004. The ratio of non-performing assets to total assets was 0.06% at September 30, 2005, compared to 0.03% at December 31, 2004.

       Liabilities. Total liabilities increased $91.1 million, or 12.0%, to $847.7 million at September 30, 2005, from $756.6 million at December 31, 2004. The increase in total liabilities resulted primarily from an increase of $50.0 million, or 23.6%, in FHLB advances and a $42.2 million, or 7.8%, increase in deposits. The balance of the change is attributable to a decline in other liabilities of $1.1 million.

       Deposits reached $581.1 million at September 30, 2005, an increase of $42.2 million, or 7.8%, from the $538.9 million reported at December 31, 2004. This growth resulted from an increase in certificate of deposit accounts of $71.0 million, or 28.1%, for the nine months ended September 30, 2005. This increase was primarily the result of initiatives directed toward attracting funds with extended maturities in response to the current interest rate environment. Total core deposits, which consist of checking, savings and money market accounts, decreased $28.8 million, or 10.1 percent, and represented 44.3% of total deposits at September 30, 2005, compared to 53.1% at December 31, 2004. Even though total core deposits declined during this period, checking accounts increased by $5.0 million, or 8.9%.

       The $50.0 million increase in FHLB advances between December 31, 2004 and September 30, 2005 has primarily funded the origination of loans during the nine-month period.

       Equity. Stockholders' equity totaled $97.8 million at September 30, 2005, a decrease of 6.0%, or $6.2 million, from $104.0 million at December 31, 2004. The decline was attributable to the repurchase of common stock in open market transactions associated with the Company's two stock repurchase programs that were announced on January 26 and August 24, 2005, as well as the effect of the net unrealized investment portfolio market value adjustment, offset by the net income for the period. Additionally, the Company's Board of Directors declared quarterly cash dividends totaling $0.14 per common share.

       The repurchase of shares associated with the Company's stock repurchase programs resulted in a cumulative reduction in equity of $7.9 million. The decrease in accumulated other comprehensive income, net of tax effect, totaled $747,000.

Average Balance Sheet. The following table sets forth certain information for the three months ended September 30, 2005 and 2004. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                  For the Three Months Ended September 30,
                                                    -------------------------------------------------------------------
                                                                 2005                               2004
                                                    --------------------------------    -------------------------------
                                                     Average               Average       Average              Average
                                                     Balance   Interest   Yield/Cost     Balance  Interest   Yield/Cost
                                                     -------   --------   ----------     -------  --------   ----------
Interest-earning assets:
  Loans receivable, net(1)                          $669,363   $ 9,819        5.87%     $501,801    $7,278      5.80%
  Securities(2)                                      206,863     1,934        3.74       274,567     2,463      3.59
  Other interest-earning assets(3)                    13,510       156        4.62         9,992        42      1.68
                                                    --------   -------        ----      --------    ------      ----
     Total interest-earning assets                   889,736    11,909        5.35       786,360     9,783      4.98
Non-interest-earning assets                           40,013                              37,725
                                                    --------                            --------

     Total assets                                   $929,749                            $824,085
                                                    ========                            ========
Interest-bearing liabilities:
  Checking accounts(4)                               $57,298       $18        0.13       $51,422       $10      0.08
  Savings and club accounts                           64,423        81        0.50        70,759        87      0.49
  Money market accounts                              141,421       771        2.18       167,494       719      1.72
  Certificates of deposit                            295,656     2,422        3.28       227,993     1,513      2.65
  FHLB advances                                      270,193     2,517        3.73       198,409     1,432      2.89
                                                    --------   -------        ----      --------    ------      ----
     Total interest-bearing liabilities              828,991     5,809        2.80       716,077     3,761      2.10
                                                               -------                              ------
Non-interest-bearing liabilities                       2,409                               2,814
                                                    --------                            --------
     Total liabilities                               831,400                             718,891
Stockholders' equity                                  98,349                             105,194
                                                    --------                            --------
     Total liabilities and stockholders' equity     $929,749                            $824,085
                                                    ========                            ========
Net interest income                                             $6,100                              $6,023
                                                                ======                              ======
Interest rate spread(5)                                                       2.55%                             2.88%
Net yield on interest-earning assets(6)                                       2.74%                             3.06%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                     107.33%                           109.82%

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

Average Balance Sheet. The following table sets forth certain information for the nine months ended September 30, 2005 and 2004. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                For the Nine Months Ended September 30,
                                                  -------------------------------------------------------------------
                                                               2005                               2004
                                                  --------------------------------    -------------------------------
                                                   Average               Average       Average              Average
                                                   Balance   Interest   Yield/Cost     Balance  Interest   Yield/Cost
                                                   -------   --------   ----------     -------  --------   ----------
Interest-earning assets:
  Loans receivable, net(1)                        $624,189   $27,074      5.78%       $467,935   $20,647      5.88%
  Securities(2)                                    228,497     6,448      3.76         222,006     5,626      3.38
  Other interest-earning assets(3)                  12,460       391      4.18           6,263        88      1.87
                                                  --------   -------      ----        --------   -------      ----
     Total interest-earning assets                 865,146    33,913      5.23         696,204    26,361      5.05
Non-interest-earning assets                         40,444                              34,509
                                                  --------                            --------

     Total assets                                 $905,590                            $730,713
                                                  ========                            ========
Interest-bearing liabilities:
 Checking accounts(4)                              $56,074       $46      0.11         $49,105       $14      0.04
 Savings and club accounts                          66,460       248      0.50          71,054       265      0.50
 Money market accounts                             151,932     2,374      2.08         156,924     1,996      1.70
 Certificates of deposit                           278,504     6,357      3.04         222,666     4,340      2.60
 FHLB advances                                     247,794     6,347      3.42         122,407     2,515      2.74
 Stock subscriptions payable                             -         -           -         7,569        23      0.41
                                                  --------   -------      ----        --------   -------      ----
     Total interest-bearing liabilities            800,764    15,372      2.56         629,725     9,153      1.94
                                                             -------                             -------
Non-interest-bearing liabilities                     3,187                               2,735
                                                  --------                            --------
     Total liabilities                             803,951                             632,460
Stockholders' equity                               101,639                              98,253
                                                  --------                            --------
     Total liabilities and stockholders' equity   $905,590                            $730,713
                                                  ========                            ========
Net interest income                                          $18,541                             $17,208
                                                             =======                             =======
Interest rate spread(5)                                                   2.67%                               3.11%
Net yield on interest-earning assets(6)                                   2.86%                               3.30%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                 108.04%                             110.56%

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

Comparison  of Operating  Results for Three Months Ended  September 30, 2005 and
2004

         Net Income. Net income increased by $14,000, to $1.108 million, for the three months ended September 30, 2005, compared to $1.094 million for the same period in 2004, a 1.3% increase. Diluted net income per common share increased 11.1%, to $0.10, from the $0.09 reported for the same period last year. The increase was primarily attributable to a $78,000 increase in net interest income, a $72,000 increase in other income and a $37,000 decrease in the provision for loan losses, partially offset by a $159,000 increase in other expenses and a $14,000 increase in income tax expense as a result of higher pre-tax earnings.

         Net Interest Income. Net interest income grew $78,000, or 0.2%, to $6.1 million for the three months ended September 30, 2005, compared to $6.0 million for the same period in 2004. Total interest income increased by $2.1 million, to $11.9 million, for the three months ended September 30, 2005, while total interest expense increased by $2.0 million, to $5.8 million, for the same three month period. The net interest margin for the third quarter of 2005 declined to 2.74%, from 3.24% in the third quarter of 2004, due primarily to the flattening of the yield curve over the past year.

         The 21.7% increase in total interest income was primarily due to a $103.4 million, or 13.1%, increase in the average interest-earning assets, combined with a 46 basis point increase in the average yield earned on these assets when compared to the same quarter of the prior year. The increase in interest-earning assets was a result of the Company's growth strategy. The increase in the average yield was primarily attributable to higher market interest rates on originated loans, a higher yield on investment securities and increased other interest income resulting from higher average FHLB stock balances.

         The 106.0% increase in total interest expense primarily resulted from a $112.9 million, or 15.8%, increase in average interest-bearing liabilities coupled with a 93 basis point increase in the average cost of funds when compared to the same quarter of the prior year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as a significant increase in higher cost certificates of deposits and FHLB borrowings. The majority of the increase in average interest-bearing liabilities for the quarter ended September 30, 2005 was comprised of a $71.8 million, or 36.2%, increase in the average balance of FHLB advances along with a $67.7 million, or 34.1%, increase in the average balance of certificate of deposit accounts over the same quarter of the prior year.

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

         The provision for loan losses declined by $37,000, to $392,000, for the three months ended September 30, 2005, from $429,000 for the same quarter in 2004. Total charge-offs amounted to $190,000 and recoveries amounted to $85,000, resulting in a net charge-off amount of $105,000 for the three months ended September 30, 2005. This represents a $5,000 increase in net charge-offs over the same quarter in 2004.

         Other Income. Other income increased $72,000, or 7.6%, to $1,024,000 for the three months ended September 30, 2005, compared to $952,000 for the same quarter in 2004. This is primarily the result of an increase of $58,000 in commission income generated by sales from Synergy Financial Services, Inc. and a $50,000 increase in other income. These increases were partially offset by a $30,000 decrease in gains on the sale of investment securities and a decline of $6,000 in service charges and fees on deposit accounts.

         Other Expenses. Other expenses increased $159,000, or 3.2%, to $5.1 million for the three months ended September 30, 2005, compared to $4.9 million for the same quarter in 2004. The increase was primarily attributable to salaries and benefits associated with the Company's growth strategy, which includes equity-based employee compensation plans, coupled with higher operating expenses associated with a larger branch network.

         Income Tax Expense. Income tax expense increased by $14,000, or 2.5%, during the three months ended September 30, 2005 when compared to the same quarter in 2004, reflecting higher taxable income for the 2005 period.

Comparison  of Operating  Results for Nine Months Ended  September  30, 2005 and
2004

         Net Income. Net income increased by $324,000, to $3.3 million, for the nine months ended September 30, 2005, compared to $3.0 million for the same period in 2004, a 10.8% increase. The increase was primarily attributable to a $1.3 million increase in net interest income and a $697,000 increase in other income, offset by a $181,000 increase in the provision for loan losses, a $1.4 million increase in other expenses and a $159,000 increase in income tax expense as a result of higher pre-tax earnings. The net interest margin for the nine months ended September 30, 2005 declined to 2.86% from the 3.30% reported for the same period last year, due primarily to the flattening of the yield curve over the past year.

         Net Interest Income. Net interest income grew $1.3 million, or 7.7%, to $18.5 million for the nine months ended September 30, 2005, compared to $17.2 million for the same period in 2004. Total interest income increased by $7.6 million, to $33.9 million, for the nine months ended September 30, 2005, while total interest expense increased by $6.2 million, to $15.4 million, for the same nine month period.

         The 28.6% increase in total interest income was primarily due to a $168.9 million, or 24.3, increase in average interest-earning assets, combined with an 18 basis point increase in the average yield earned on these assets when compared to the same period of the prior year. The increase in interest-earning assets was a result of the Company's growth strategy. The increase in the average yield was primarily attributable to higher market interest rates on loans originated, a higher yield on a larger portfolio of average investment securities and increased other interest income resulting from higher FHLB stock balances.

         The 67.9% increase in total interest expense resulted primarily from a $171.0 million, or 27.2%, increase in the average balance of interest-bearing liabilities coupled with a 62 basis point increase in the average cost of funds when compared to the same period last year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as a significant increase in higher cost certificates of deposits and FHLB borrowings. The majority of the increase in average interest-bearing liabilities for the first nine months in 2005 was due to an increase of a $125.4 million, or 102.4%, in the average balance of FHLB advances and a $55.8 million, or 25.1%, increase in the average balance of certificate of deposit accounts over the same period of the prior year.

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

         The provision for loan losses increased by $181,000, or 16.0%, to $1.3 million for the nine months ended September 30, 2005, from $1.1 million for the same period in 2004. Total charge-offs amounted to $585,000 and recoveries amounted to $240,000, resulting in a net charge-off amount of $345,000 for the nine months ended September 30, 2005. This represents a $68,000 increase in net charge-offs over the same period in 2004.

         Other Income. Other income increased $697,000, or 32.2%, to $2.9 million for the nine months ended September 30, 2005, compared to $2.2 million for the same period in 2004. The growth in other income was primarily the result of higher commission income generated by sales from Synergy Financial Services, Inc. of $474,000 and an increase of $322,000 in tax-advantaged income resulting from a larger investment in bank-owned life insurance. These increases were partially offset by a $42,000 decrease in service charges and fees on deposit accounts and a decrease of $64,000 related to investment securities transactions.

         Other Expenses. Other expenses increased $1.4 million, or 10.2%, to $14.8 million for the nine months ended September 30, 2005, compared to $13.4 million for the same period in 2004. The increase was primarily attributable to salaries and benefits associated with the Company's growth strategy, which includes equity-based employee compensation plans, and higher operating expenses associated with a larger branch network.

         Income Tax Expense. Income tax expense increased by $159,000, or 8.9%, during the nine months ended September 30, 2005 when compared to the same period in 2004, reflecting higher taxable income for the 2005 period.

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

       The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, the Bank invests any excess funds in overnight federal funds investments, which provide liquidity. Its cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $7.9 million at September 30, 2005. To a lesser extent, the earnings and funds provided from operating activities are a source of liquidity.

       Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. If the Bank requires funds beyond its ability to generate them internally, it has the ability to obtain advances from the FHLB, which provides an additional source of funds. At September 30, 2005, the Bank's borrowing limit with the FHLB was $255.7 million, excluding repurchase agreement advances, subject to collateral requirements. At September 30, 2005, the Bank had $154.5 million of FHLB advances outstanding and $108.0 million in repurchase agreement advances.

       Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is it aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of September 30, 2005 was $66.4 million, excluding commitments on unused lines of credit, which totaled $29.4 million.

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

The following table discloses the Bank's contractual obligations as of September 30, 2005 (in thousands):

                                              Total           Less Than       1-3 Years        4-5 Years       After
                                                                1 Year                                        5 Years
                                             --------          --------         -------          -------      -------
FHLB advances (1)                            $262,450          $133,650         $93,100          $13,000      $22,700
Rental under operating leases                  12,841               614           2,819            1,593        7,815
                                             --------          --------         -------          -------      -------
Total                                        $275,291          $134,264         $95,919          $14,593      $30,515
                                             ========          ========         =======          =======      =======

----------------
(1) At September 30, 2005, the Bank had $262.5 million of FHLB borrowings outstanding, which included $108.0 million in repurchase agreement advances. At September 30, 2005, the Bank's borrowing limit with the FHLB was $255.7 million, excluding repurchase agreement advances, subject to collateral requirements.

The following table discloses the Bank's commercial commitments as of September 30, 2005 (in thousands):

                                              Total           Less Than       1-3 Years        4-5 Years       After
                                                                1 Year                                        5 Years
                                             -------           -------            -----        ------         -------
Lines of Credit (1)                          $29,396           $ 1,208            $ 686        $1,178         $26,324
Other commitments to extend credit            66,439            66,439                -             -               -
                                             -------           -------            -----        ------         -------
Total                                        $95,835           $67,647            $ 686        $1,178         $26,324
                                             =======           =======            =====        ======         =======

----------------
(1) Represents amounts committed to customers.

Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On September 30, 2005, the Bank was in compliance with all of its regulatory capital requirements. The following table sets forth the Bank's capital position and relativity to regulatory requirements as of September 30, 2005:

                                                                  OTS Requirements
                                     ---------------------------------------------------------------------------
                                                                                             Regulatory
                                                                      Minimum           for classification as
                                            Bank actual           capital adequacy        well-capitalized
                                            -----------           ----------------        ----------------
                                        Amount       Ratio       Amount      Ratio       Amount       Ratio
                                        ------       -----       ------      -----       ------       -----
Total risk-based capital
   (to risk-weighted assets)           $91,084      13.34%      $54,612      8.00%      $68,265      10.00%
Tier 1 capital
   (to risk-weighted assets)            85,689      12.55%          N/A        N/A       40,959       6.00%
Tier 1 capital
   (to adjusted total assets)           85,689       9.11%       37,619      4.00%       47,023       5.00%
Tangible capital
   (to adjusted total assets)           85,689       9.11%       14,107      1.50%          N/A         N/A

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

         Management believes that there has not been a material adverse change in market risk during the three month period ended September 30, 2005.

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


Item 4. Controls and Procedures

         Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective.

         Changes in internal controls. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. There were no lawsuits pending or known to be contemplated at September 30, 2005 that would be expected to have a material effect on the Company's operations or income.

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds.
        ------------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company's common stock during the third quarter of 2005 and the stock repurchase plans approved by the Company's Board of Directors.

--------------------------------------------------------------------------------------------------------------------
                                                                Total Number of Shares    Maximum Number of Shares
                               Total Number                      Purchased as Part of     that May Yet Be Purchased
                                of Shares      Average Price      Publicly Announced         Under the Plans or
        Period                  Purchased     Paid per Share    Plans or Programs (1)           Programs (1)
--------------------------------------------------------------------------------------------------------------------
July 1-31, 2005                     -                -                    -                         121,751
--------------------------------------------------------------------------------------------------------------------
August 1-31, 2005                121,751           12.45               121,751                      577,628
--------------------------------------------------------------------------------------------------------------------
September 1-30, 2005              28,000           12.25                28,000                      549,628
--------------------------------------------------------------------------------------------------------------------
Total                            149,751           12.41               149,751
--------------------------------------------------------------------------------------------------------------------

------------------
(1) On August 24, 2005, the Company announced that it had completed its purchase of 5.0 percent of the Company's outstanding shares of common stock (approximately 622,600 shares) as previously announced on January 26, 2005. The Company also announced that it intends to purchase up to an additional
     5.0 percent of the Company's outstanding shares of common stock (approximately 577,628 shares) in open market transactions. Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date and has 549,628 shares yet to be purchased.

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

                          SYNERGY FINANCIAL GROUP, INC.



Date: November 9, 2005
                                       By: /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/John S. Fiore                               /s/A. Richard Abrahamian
-------------------------------------          -------------------------------------------------
John S. Fiore                                  A. Richard Abrahamian
President and Chief Executive Officer          Senior Vice President and Chief Financial Officer
(Principal Executive Officer)                  (Principal Financial and Accounting Officer)

Date: November 9, 2005                         Date: November 9, 2005
