Form 10-K
period 2005-12-31
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2006-02-27
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2005
                               -----------------

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
                                                  --------------

Securities registered under Section 12(b) of the Exchange Act:      None
                                                                ------------

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                                (Title of Class)

         Indicate  by  check  mark  if  the  Registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  YES       NO  X
                                                           ---      ---

         Indicate  by  check  mark if the  Registrant  is not  required  to file
reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES       NO  X
                                                                  ---      ---

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ___   Accelerated filer   X   Non-accelerated filer ___
                                                  ---

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was $118.8 million.

         As of February 17, 2006, there were 11,445,881 outstanding shares of the Registrant's common stock.

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
Part I

Item 1.       Business.............................................................    1
Item 1A.      Risk Factors.........................................................   26
Item 1B.      Unresolved Staff Comments............................................   28
Item 2.       Description of Property..............................................   29
Item 3.       Legal Proceedings....................................................   30
Item 4.       Submission of Matters to a Vote of Security Holders..................   30

Part II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities..................   31
Item 6.       Selected Financial Data..............................................   33
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................   35
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...........   45
Item 8.       Financial Statements and Supplementary Data..........................   47
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure...............................................   86
Item 9A.      Controls and Procedures..............................................   86
Item 9B.      Other Information....................................................   87

Part III

Item 10.      Directors and Executive Officers of the Registrant...................   88
Item 11.      Executive Compensation...............................................   90
Item 12.      Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters........................................   96
Item 13.      Certain Relationships and Related Transactions.......................   98
Item 14.      Principal Accounting Fees and Services...............................   98
Item 15.      Exhibits and Financial Statement Schedules...........................   99


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

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and, the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business
----------------

General

         In March 2001, Synergy Bank (the "Bank"), formerly Synergy Federal Savings Bank, reorganized from a federally-chartered mutual savings bank into a mutual holding company structure. As a result of the reorganization, the Bank became a federal stock savings bank, which was wholly-owned by a federal stock corporation, Synergy Financial Group, Inc. (the "Stock Holding Company"), which in turn, was wholly-owned by Synergy, MHC, a federally-chartered mutual holding company. The Stock Holding Company completed a minority stock offering in September 2002, at which time 1,454,750 shares were issued to persons other than Synergy, MHC, representing 43.5% of the outstanding common stock of the Stock Holding Company.

         In preparation for the conversion and reorganization of Synergy Bank and its Stock Holding Company from the mutual holding company form of organization to a full stock corporation, a new corporation with the same name, Synergy Financial Group, Inc., was incorporated as a New Jersey corporation on August 27, 2003. Synergy Financial Group, Inc. completed its stock offering in connection with the conversion and reorganization to a full stock corporation on January 20, 2004. As part of the conversion and reorganization, the Stock Holding Company and Synergy, MHC ceased to exist and the shares formerly held by Synergy, MHC were canceled. Synergy Financial Group, Inc. sold 7,035,918 new shares to the public and the shares held by stockholders of the Stock Holding Company were exchanged for 5,416,093 shares of Synergy Financial Group, Inc., with a resulting total of 12,452,011 shares outstanding at the time the second-step conversion was completed.

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

         We attract deposits from the general public, as well as from deposit brokers, and borrow money from the Federal Home Loan Bank (the "FHLB") of New York. We then use these deposits and FHLB borrowings primarily to originate loans and to purchase investment securities. Our principal sources of funds for lending and investing activities are deposits, FHLB borrowings, the repayment and maturity of loans and the maturity, call and occasional sale of investment securities. Our principal source of income is interest on loans and investment securities. Our principal expense is interest paid on deposits and FHLB borrowings.

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

         Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions and credit unions located in our primary market area. We also compete with mortgage banking companies for real estate loans and with commercial banks and savings institutions, as well as Internet-based lenders, for consumer loans. We, further, face competition for deposits from investment products such as Internet-based financial institutions, mutual funds, short-term money funds and corporate and government securities.

Lending Activities

         General. We primarily originate real estate loans, including one- to four-family first mortgage loans, home equity loans, multi-family / non-residential mortgages, commercial loans and consumer loans, comprised mostly of direct automobile loans for both new and used vehicles. The loan portfolio is predominately comprised of multi-family / non-residential mortgage loans and one- to four-family residential real estate loans.

         As a result of our recent growth, including growth in our non-residential mortgage loans, a significant portion of our loan portfolio is represented by new credits. Generally, loans that are relatively new, referred to as unseasoned loans, do not have sufficient repayment history to determine the likelihood of repayment in accordance with their terms. Originations and purchases of multi-family / non-residential mortgage loans totaled $159.1 million and $75.4 million during the years ended December 31, 2005 and 2004, respectively.

         Loan   Portfolio   Composition.   The  following   table  analyzes  the
composition of the loan portfolio by loan category at the dates indicated.

                                                                    At December 31,
                             -----------------------------------------------------------------------------------------------
                                  2005                2004               2003                2002                2001
                             ---------------     ---------------    ---------------     ----------------    ----------------
                             Amount  Percent     Amount  Percent    Amount  Percent     Amount   Percent    Amount   Percent
                             ------  -------     ------  -------    ------  -------     ------   -------    ------   -------
                                                                (Dollars in thousands)
Types of Loans:
---------------

Mortgage loans:
   One-to Four Family
     Residential (1)...... $243,188    32.92%  $243,772    43.08% $224,734    51.34%  $202,325     62.92% $148,826     65.81%
   Multi-Family /
     Non-Residential .....  271,600    36.76    154,226    27.25    89,847    20.53     48,386     15.05    19,044      8.43
   Construction...........    9,525     1.29      5,792     1.02     2,169     0.50          -      -            -      -
Automobile................  185,812    25.15    146,148    25.83   109,277    24.97     63,796     19.83    52,206     23.08
Commercial................   24,794     3.36     12,208     2.16     7,838     1.79      2,472      0.77         -         -
Other Consumer (2)........    3,830      .52      3,720     0.66     3,816     0.87      4,590      1.43     6,063      2.68
                           --------   ------   --------   ------  --------   ------   --------    ------  --------    ------

       Total loans........  738,749   100.00%   565,866   100.00%  437,681   100.00%   321,569    100.00%  226,139    100.00%
                                      ======              ======             ======               ======              ======
Deferred loan fees
   and costs..............      197                 248                178                  85                 (78)

Less:
   Allowance for
     loan losses..........   (5,763)             (4,427)            (3,274)             (2,231)             (1,372)
                           --------            --------           --------            --------            --------
       Total loans, net... $733,183            $561,687           $434,585            $319,423            $224,689
                           ========            ========           ========            ========            ========

----------------
(1)  This category includes home equity loans.
(2) This category consists of personal loans (unsecured), credit cards and savings secured loans.

         Loan Maturity Schedule. The following table sets forth the maturity or re-pricing of the loan portfolio at December 31, 2005. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.

                              One- to
                            Four-Family   Multi-Family /                                       Other
                          Residential (1) Non-Residential Construction Automobile Commercial Consumer (2)    Total
                          --------------- --------------- ------------ ---------- ---------- ------------    -----
                                                                  (In thousands)
Amounts Due:
Within 1 year............     $    181       $ 13,115        $7,907     $  1,670   $ 2,355      $  423     $ 25,651
After 1 year:
   1 to 3 years..........        4,040          2,695         1,618       31,898     2,374         995       43,620
   3 to 5 years..........        9,269          3,459             -      131,554     4,671       2,403      151,356
   5 to 10 years.........       35,002         18,391             -       20,690     4,375           -       78,458
   10 to 15 years........      119,761         50,779             -            -     2,417           9      172,966
   Over 15 years.........       74,935        183,161             -            -     8,602           -      266,698
                              --------       --------        ------     --------   -------      ------     --------
     Total due after
       one year..........      243,007        258,485         1,618      184,142    22,439       3,407      713,098
                              --------       --------        ------     --------   -------      ------     --------
Total amount due.........     $243,188       $271,600        $9,525     $185,812   $24,794      $3,830     $738,749
                              ========       ========        ======     ========   =======      ======     ========

------------------
(1)  This category includes home equity loans.
(2) This category consists of personal loans (unsecured), credit cards and savings secured loans.

         The following table sets forth the dollar amount of all loans at December 31, 2005 that are due after December 31, 2006 that have fixed interest rates and that have floating or adjustable interest rates.

                                              Floating or
                            Fixed Rates    Adjustable Rates     Total
                            -----------    ----------------     -----
                                            (In thousands)
Mortgage Loans:
   One-to Four-Family
     Residential (1).....     $186,540         $ 56,467        $243,007
   Multi-Family /
     Non-Residential.....       37,343          221,142         258,485
   Construction..........            -            1,618           1,618
Automobile...............      184,142                -         184,142
Commercial...............        9,695           12,744          22,439
Other Consumer (2).......        3,407                -           3,407
                              --------          -------        --------
     Total...............     $421,127         $291,971        $713,098
                               =======          =======         =======

------------------
(1)  This category includes home equity loans.
(2) This category consists of personal loans (unsecured), credit cards and savings secured loans.

         Residential Lending. The majority of our residential lending is secured by property located in New Jersey. We will generally originate a mortgage loan in an amount up to 80% of the lesser of the appraised value or the purchase price of a mortgaged property. For loans exceeding this guideline, private mortgage insurance for the borrower is required.

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

         Our residential loan portfolio includes home equity loans, which are originated in our market area and have maturities of up to fifteen years. At December 31, 2005, home equity loans totaled $112.8 million, or 15.3% of total loans. Collateral value is determined through the use of an Internet-based value estimator, a drive-by appraisal or a full appraisal. All loans over $250,000 require a full appraisal and a title insurance policy.

         Multi-Family / Non-Residential Mortgage Loans. In 2000, we began to originate multi-family and non-residential mortgage loans, including loans on retail / service space and other income-producing properties. We require no less than a 25% down payment or equity position for multi-family / non-residential mortgage loans. Typically, these loans are made with variable rates of interest with terms of up to twenty years. The majority of these mortgage loans are on properties located within New Jersey. We occasionally sell participation interests in multi-family / non-residential mortgage loans originated by us that would otherwise exceed our loans-to-one-borrower limit. At December 31, 2005, the average balance of a multi-family / non-residential mortgage loan was $674,000.

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

         Consumer Loans. At December 31, 2005, consumer loans amounted to $189.6 million, or 25.7% of the total loan portfolio. The vast majority of these are automobile loans. At December 31, 2005, automobile loans totaled $185.8 million.

         In late 1999, we began to originate direct automobile loans over the Internet through an independent loan referral web site. A bank participating in the referral program sets certain criteria with the referral company to select those borrowers who meet that bank's lending standards. The borrower completes a qualification form and submits it via the web site. The referral company's automated system screens the borrower's qualification form and, if it meets our preset criteria, it is forwarded to us for consideration. The borrower's qualification form is sent to no more than four of the participating banks. Once we receive a qualification form, the automated system sends a notice to the borrower that he or she is conditionally approved and we make the borrower a loan offer. The borrower then decides whether to accept the loan offer. Upon acceptance, we disburse the funds. Currently, an average of $5.7 million of new loans, or 94.4% of our monthly automobile loan originations, are generated from this referral source. We will generally lend up to 100% of the purchase price of a new or used vehicle.

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

         Commercial Loans. At December 31, 2005, the commercial loan portfolio had grown to $24.8 million, representing 3.4% of the total loan portfolio at that date. During 2004, we introduced the availability of both commercial lines of credit and fixed term commercial loans. The commercial lines that are unsecured are limited to $100,000, secured lines are offered at up to $1.0 million and real estate secured loans are offered at up to $2.5 million. The term for the unsecured line is no more than five years with an annual renewal, while fixed term loans are offered for terms of up to ten years; real estate secured loans are offered for up to 25 years.

         Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. In addition, commercial lending generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of December 31, 2005, our loans-to-one-borrower limit was $13.7 million, and we had 88 loans with balances of $1.0 million or more.

         At December 31, 2005, our largest single borrower had an aggregate balance of $9.1 million, representing real estate mortgage loans collateralized by professional office properties. At December 31, 2005, our second largest borrower had an aggregate balance of $8.4 million, representing various real estate mortgage loans collateralized primarily by multi-family residential properties and land. At December 31, 2005, our third largest single borrower had an aggregate balance of $7.4 million, representing various real estate mortgage loans secured by a strip mall along with a professional office building and a non-residential property. At December 31, 2005, all of these three lending relationships were current and performing in accordance with the terms of their loan agreements.

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

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                              Year Ended December 31,
                                                                   ------------------------------------------------
                                                                     2005                2004                2003
                                                                   --------            --------            --------
                                                                                    (In thousands)
Loan originations and purchases:
   Loan originations:
     One- to Four-Family Residential (1)..................         $ 50,627            $ 80,690            $116,149
     Multi-Family / Non-Residential.......................          149,115              58,936              36,392
     Construction.........................................            1,587               1,026                 135
     Automobile...........................................          124,831              99,532              89,051
     Commercial...........................................           13,248               7,171                 920
     Other Consumer (2)...................................            2,525               2,509              11,964
                                                                   --------            --------            --------
   Total loan originations................................          341,933             249,864             254,611

   Loans purchased through acquisition of
     First Bank of Central Jersey ("FBCJ")................                -                   -              21,880
   Loan purchases:
     One- to Four-Family Residential (1)..................            2,560               8,772                   -
     Multi-Family / Non-Residential.......................            9,980              16,427               5,000
     Construction.........................................            2,770               2,575                   -
     Automobile...........................................                -                   -                   -
     Commercial...........................................            1,287               2,691               1,486
     Other Consumer (2)...................................                -                   -                   -
                                                                   --------            --------            --------
   Total loan purchases...................................           16,597              30,465              28,366

Sales and loan principal repayments:
   Loans sold:
     One- to Four-Family Residential (1)..................                -                   -               2,307
     Multi-Family / Non-Residential.......................                -                   -                   -
     Construction.........................................                -                   -                   -
     Automobile...........................................                -                   -                   -
     Commercial...........................................                -                   -                   -
     Other Consumer (2)...................................                -                   -                   -
                                                                   --------            --------            --------
   Total loans sold.......................................                -                   -               2,307
   Loan principal repayments..............................          185,675             152,296             165,074
                                                                   --------            --------            --------
     Total loans sold and principal repayments............          185,675             152,296             167,381
   Decrease due to change in allowance for loan losses,
     net amortization of discount/premium on purchased
     loans and deferred loan fees and costs...............            1,359                 931                 434
                                                                   --------            --------            --------
   Net increase in loan portfolio.........................         $171,496            $127,102            $115,162
                                                                   ========            ========            ========

------------------
(1)  This category includes home equity loans.
(2) This category consists of personal loans (unsecured) and savings secured loans.

         As of December 31, 2005, we serviced $3.8 million in loans for the Federal Home Loan Mortgage Corporation. We occasionally sell participation interests in non-residential mortgage loans originated by us that are considered large credits in order to reduce credit risk exposure and comply with our loans-to-one-borrower limitation. We may sell loans in the future when doing so will diversify our loan portfolio composition, mitigate interest rate risk or reduce our credit risk exposure.

         We generally sell loans on a non-recourse basis, with servicing retained and with a loan servicing fee of 25 basis points of the loan balance. At December 31, 2005, loans serviced for the benefit of other lenders totaled approximately $2.0 million.

         We occasionally purchase loans through other financial institutions' participation programs. During the year ended December 31, 2005, we purchased an aggregate of $16.6 million in loans, all of which were funded by year-end. The participations consisted of multi-family / non-residential of $10.0 million. The remainder was attributable to construction, one- to four-family residential and commercial loans of $2.8 million, $2.5 million and $1.3 million, respectively.

         Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of December 31, 2005 was approximately $79.1 million, excluding commitments on unused lines of credit of $25.4 million.

         Loan Origination and Other Loan Fees. In addition to interest earned on loans, we receive commitment fees, loan origination fees and points on certain loans. We also receive other fees and charges relating to existing loans, which include late charges and fees collected in connection with loan modifications. These fees and charges have not constituted a material source of income.

Non-Performing Loans and Problem Assets

         Collection Procedures. The borrower is notified by mail when a loan is sixteen days delinquent. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a collateralized loan is sixty days delinquent, it is generally referred to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

         In the case of mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale. We may be the buyer at this sale if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by receipt of deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold or otherwise disposed of. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that results from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2005, we did not hold any real estate owned.

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

                                                                             At December 31,
                                                        ---------------------------------------------------------
                                                        2005         2004         2003         2002          2001
                                                        ----         ----         ----         ----          ----
                                                                         (Dollars in thousands)
Loans accounted for on a non-accrual basis:
   One- to Four-Family Residential (1)...........      $   -        $   -        $   -        $   -         $  -
   Multi-Family / Non-Residential................          -            -            -            -            -
   Construction..................................          -            -            -            -            -
   Automobile....................................        337          230          298          374           32
   Commercial....................................         21           23           33            -            -
   Other Consumer (2)............................         24           11           17           75           39
                                                       -----        -----        -----        -----         ----
     Total.......................................      $ 382        $ 264        $ 348        $ 449         $ 71
                                                       =====        =====        =====        =====         ====
Accruing loans which are contractually
   past due 90 days or more:
   One- to Four-Family Residential (1)...........          -            -            -            -            -
   Multi-Family / Non-Residential................          -            -            -            -            -
   Construction..................................          -            -            -            -            -
   Automobile....................................          -            -            -            -            -
   Commercial....................................          -            -            -            -            -
   Other Consumer (2)............................          -            -            -            -            -
                                                       -----        -----        -----        -----         ----
     Total.......................................      $   -        $   -        $   -        $   -         $  -
                                                       =====        =====        =====        =====         ====
     Total non-performing loans..................      $ 382        $ 264        $ 348        $ 449         $ 71
                                                       =====        =====        =====        =====         ====
Other non-performing assets......................      $   -        $   -        $   -        $   -         $  -
                                                       =====        =====        =====        =====         ====
     Total non-performing assets.................      $ 382        $ 264        $ 348        $ 449         $ 71
                                                       =====        =====        =====        =====         ====
     Total non-performing loans to net loans.....       0.05%        0.05%        0.08%        0.14%        0.03%
                                                       =====        =====        =====        =====         ====
     Total non-performing loans to total assets..       0.04%        0.03%        0.06%        0.10%        0.02%
                                                       =====        =====        =====        =====         ====
     Total non-performing assets to total assets.       0.04%        0.03%        0.06%        0.10%        0.02%
                                                       =====        =====        =====        =====         ====

------------------
(1)  This category includes home equity loans.
(2) This category consists of personal loans (unsecured), credit cards and savings secured loans.

         For the year ended December 31, 2005, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current and performing according to the original loan agreements for the entire period was approximately $5,400. This amount was not included in our interest income for the period. No interest income on loans accounted for on a non-accrual basis was included in income during the year ended December 31, 2005.

         At December 31, 2005, there were no loans for which management had serious doubts as to the ability of borrowers to comply with the present repayment terms that are not included in the table above as loans accounted for on a non-accrual basis.

         Classified Assets. Management, in compliance with Office of Thrift Supervision ("OTS") guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a monthly basis. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount considered prudent by management. When management classifies a portion of a loan as loss, a specific reserve equal to 100% of the loss amount is required to be established or the loan is charged-off.

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

         Management's classification of assets and its estimation of the amount of known and inherent loan losses in the loan portfolio is reviewed by the Asset/Liability Management Committee on a regular basis and by the OTS as part of its examination process. At December 31, 2005, classified loans totaled $753,000. This amount included $391,000 of loans classified as "substandard."
Management has deemed no loans classified as substandard as non-performing assets. At December 31, 2005, we had $362,000 of loans classified as "doubtful," all of which are non-performing assets, as shown in the table above. At December 31, 2005, we had no loans classified as "loss."

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

         The following table sets forth information with respect to our allowance for loan losses at the dates indicated.

                                                                   For the Year Ended December 31,
                                                    -------------------------------------------------------------
                                                      2005         2004         2003          2002         2001
                                                    --------     --------      -------      -------      --------
                                                                       (Dollars in thousands)
Allowance balance (at beginning of year)........    $  4,427     $  3,274     $  2,231     $  1,372     $  1,176
                                                    --------     --------     --------     --------     --------
Charge-offs:
   One- to Four-Family Residential (1)..........           -            -            -            -            -
   Multi-Family / Non-Residential...............           -            -            -            -            -
   Construction.................................           -            -            -            -            -
   Automobile...................................         772          727        1,146          280           61
   Commercial...................................           -            -            -            -            -
   Other Consumer (2)...........................          82           46          190          154          356
                                                    --------     --------     --------      -------      -------
     Total......................................         854          773        1,336          434          417
Recoveries:
   One- to Four-Family Residential (1)..........           -            -            -            3            2
   Multi-Family / Non-Residential...............           -            -            -            -            -
   Construction.................................           -            -            -            -            -
   Automobile...................................         278          345          292           42           39
   Commercial...................................           -            -            -            -            -
   Other Consumer (2)...........................          52           89          149          171          209
                                                    --------     --------     --------      -------      -------
     Total......................................         330          434          441          216          250
                                                    --------     --------     --------      -------      -------
Net charge-offs.................................        (524)        (339)        (895)        (218)        (167)
Acquisition of First Bank of Central Jersey.....           -            -          823            -            -
Provision for loan losses.......................       1,860        1,492        1,115        1,077          363
                                                    --------     --------     --------      -------      -------
Allowance balance (at end of year)..............    $  5,763     $  4,427     $  3,274     $  2,231     $  1,372
                                                    ========     ========     ========      =======      =======
     Total gross loans outstanding
       (at end of year).........................    $738,749     $565,866     $437,681     $321,569     $226,139
                                                    ========     ========     ========     ========     ========

Allowance for loan losses as a
   percent of total loans.......................         0.78%        0.78%        0.75%        0.69%        0.61%
                                                         ====         ====         ====         ====         ====
Net loans charged off as a percent of average
   loans outstanding during the year............         0.08%        0.07%        0.24%        0.08%        0.08%
                                                         ====         ====         ====         ====         ====

------------------
(1)  This category includes home equity loans.
(2) This category consists of personal loans (unsecured), credit cards and savings secured loans.

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

                                                                       At December 31,
                                   ------------------------------------------------------------------------------------
                                        2005             2004              2003             2002             2001
                                   ---------------  ---------------   ---------------  ---------------  ---------------
                                           Percent          Percent           Percent          Percent          Percent
                                          of Loans         of Loans          of Loans         of Loans         of Loans
                                          to Total         to Total          to Total         to Total         to Total
                                   Amount   Loans   Amount   Loans    Amount   Loans   Amount   Loans   Amount   Loans
                                   ------   -----   ------   -----    ------   -----   ------   -----   ------   -----
                                                                   (Dollars in thousands)
At end of period allocated to:
   One-to Four Family
     Residential (1).........     $1,030    32.92% $  797    43.08%  $   571   51.34% $  517    62.92% $  813    65.81%
   Multi-Family /
     Non-Residential.........      1,064    36.76   1,330    27.25       860   20.53     256    15.05     105     8.43
   Construction..............         33     1.29      52     1.02        21    0.50       -       -        -       -
   Automobile................      2,489    25.15   2,079    25.83     1,472   24.97   1,113    19.83     319    23.08
   Commercial................        865     3.36      80     2.16        73    1.79       9     0.77       -        -
   Other Consumer (2)........        282     0.52      89     0.66       277    0.87     336     1.43     135     2.68
                                   -----   ------   -----   ------    ------  ------   -----   ------   -----   ------

       Total allowance.......     $5,763   100.00% $4,427   100.00%  $ 3,274  100.00% $2,231   100.00% $1,372   100.00%
                                   =====   ======   =====   ======    ======  ======   =====   ======   =====   ======

--------------
(1)  This category includes home equity loans.
(2) This category consists of personal loans (unsecured), credit cards and savings secured loans.

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

         We do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance-sheet derivative financial instruments. Further, we do not invest in securities, which are not rated investment grade.

         Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. We focus primarily on mortgage-backed securities secured by one- to four-family mortgages.

         The mortgage originators use intermediaries (generally U.S. government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Such U.S. government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors. At December 31, 2005, all of our mortgage-backed securities were issued by either U.S. government agencies or government-sponsored enterprises.

         Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and prepayment risk are passed on to the certificate holder. Mortgage-backed securities are generally referred to as "mortgage participation certificates" or "pass-through certificates." Our mortgage-backed securities consist primarily of securities issued by Government National Mortgage Association ("GNMA" or "Ginnie Mae"), Federal Home Loan Mortgage Association ("FHLMA" or "Freddie Mac") and the Federal National Mortgage Association ("FNMA" or "Fannie Mae"). Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder.

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

         Other Securities. In addition, at December 31, 2005, we held equity investments with a fair market value of $0.9 million, primarily consisting of an interest in the Community Reinvestment Act Qualified Investment Fund. We also held an approximate investment of $13.3 million in FHLB common stock (this amount is not shown in the securities portfolio). As a member of the FHLB, ownership of FHLB common stock is required.

         The following table sets forth the carrying value of our investment securities portfolio at the dates indicated.

                                                       At December 31,
                                               ---------------------------------
                                                 2005        2004         2003
                                               --------   ---------    ---------
                                                       (In thousands)
Investment Securities Available-for-Sale:
-----------------------------------------
U.S. Government Obligations.................   $  1,906   $   2,443    $   3,467
Mortgage-Backed Securities:
   FHLMC....................................     54,746      82,330       64,098
   FNMA.....................................     27,727      48,594       55,249
   GNMA.....................................          -           -            -
Equity Securities...........................        940         993          965
                                               --------   ---------    ---------
     Total Available-for-Sale...............   $ 85,319   $ 134,360    $ 123,779
                                               --------   ---------    ---------

                                                          At December 31,
                                                --------------------------------
                                                  2005        2004        2003
                                                --------    --------    --------
                                                        (In thousands)
Investment Securities Held-to-Maturity:
Other Debt Securities ......................    $     10    $     10    $     10
U.S. Government Obligations ................           -           -           -
Mortgage-Backed Securities:
   FHLMC (1) ...............................      39,234      47,360       5,623
   FNMA ....................................      53,469      59,121      20,285
   GNMA ....................................       2,908       4,093       7,296
                                                --------    --------    --------
     Total Held-to-Maturity ................    $ 95,621    $110,584    $ 33,214
                                                --------    --------    --------
Total Investment Securities ................    $180,940    $244,944    $156,993
                                                ========    ========    ========

------------------
(1) At December 31, 2005, includes $3.7 million of agency-issued collateralized mortgage obligations.

         Carrying Values, Yields and Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment securities portfolio at the dates indicated.

                                                                      At December 31, 2005
                                ----------------------------------------------------------------------------------------------------
                                                                                            More than
                                One Year or Less  One to Five Years   Five to Ten Years     Ten Years                Total
                                ----------------  -----------------   ----------------   ----------------  -------------------------
                                Carrying Average   Carrying Average   Carrying Average   Carrying Average  Carrying Average   Market
                                  Value   Yield      Value    Yield     Value    Yield     Value   Yield    Value    Yield    Value
                                  -----   -----      -----    -----     -----    -----     -----   -----    -----    -----    -----
                                                                                         (Dollars in thousands)
Investment Securities
Available-for-Sale:
-------------------
U.S. Government Obligations......  $   -      -%    $  1,906   3.11%  $      -       -% $      -       -%  $  1,906  3.11%  $  1,906
Mortgage-Backed Securities:
   FHLMC.........................     44   4.73       27,494   3.58      1,375    3.87     25,833   3.32     54,746  3.46     54,746
   FNMA..........................     65   4.67        2,819   3.89      3,283    3.82     21,560   3.26     27,727  3.40     27,727
   GNMA..........................      -      -            -      -          -       -          -      -          -     -          -
Equity Securities................      -      -            -      -          -       -        940      -        940     -        940
                                   -----            --------          --------          ---------          --------         --------
     Total Available-for-Sale....    109              32,219             4,658             48,333            85,319           85,319

Investment Securities
Held-to-Maturity:
-----------------
Mortgage-Backed Securities:
   FHLMC.........................      -      -        8,458   3.52     11,776    3.99     19,000   4.55     39,234   4.16    38,258
   FNMA..........................      -      -          655   4.26     31,001    4.31     21,813   4.45     53,469   4.37    52,414
   GNMA..........................      -      -            -      -        129    5.95      2,779   4.65      2,908   4.71     2,893
Other Debt Securities............      -      -           10   2.12          -       -          -      -         10   2.12        10
                                   -----            --------          --------           --------          --------         --------
     Total Held-to-Maturity......      -               9,123            42,906             43,592            95,621           93,575
                                   -----            --------          --------          ---------          --------         --------
       Total.....................  $ 109            $ 41,342          $ 47,564           $ 91,925          $180,940         $178,894
                                   =====            ========          ========          =========          ========         ========

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

         Deposits. Our current deposit products include checking, savings, money market, club, certificates of deposit with terms from three months to ten years and individual retirement accounts ("IRAs"). Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

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

         We pay interest rates on certificates of deposit that are toward the high range of rates offered by our competitors. Rates on savings and money market accounts are generally priced toward the middle and upper range of rates offered in our market. The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) our current cost of funds and yield on assets and asset/liability position; and (4) the alternate cost of funds on a wholesale basis, in particular, the cost of advances from the FHLB. Interest rates are reviewed by senior management on at least a weekly basis.

         Brokered certificates of deposit are also utilized as an additional source of funding. These deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount, while detailed records related to the owners are maintained by the Depository Trust Company under the name of CEDE & Co.
Respective customers can open an account by placing a telephone call to his or her broker, and the deposits are transferable, similar to a stock or bond investment. Brokered deposits provide a large deposit for the Bank at a lower operating cost, since the Bank maintains only one account versus several with multiple interest and maturity dates. At December 31, 2005, the Bank had approximately $23.6 million in brokered deposits with a weighted average interest rate of 4.78%. Currently, the rates paid for brokered deposits are comparable to the cost of advances from the FHLB with similar maturities.

         A large percentage of our deposits are in certificates of deposit (60.4%, or $366.5 million, at December 31, 2005 as compared to 46.9%, or $252.7 million, at December 31, 2004). Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

         The following table sets forth the distribution of the average deposits in the Company for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

                                                                    For the Year Ended December 31,
                                  ------------------------------------------------------------------------------------------------
                                               2005                             2004                            2003
                                  ------------------------------   ------------------------------   ------------------------------
                                             Percent                          Percent                          Percent
                                   Average  of Total    Average    Average   of Total    Average    Average   of Total    Average
                                   Balance  Deposits   Rate Paid   Balance   Deposits   Rate Paid   Balance   Deposits   Rate Paid
                                   -------  --------   ---------   -------   --------   ---------   -------   --------   ---------
                                                                      (Dollars in thousands)
Money market accounts...........  $145,156    25.83%     2.12%    $158,658     31.27%     1.70%    $ 81,852     18.62%     1.46%
Savings and club accounts.......    65,107    11.59      0.50       70,244     13.84      0.50       71,959     16.37      0.70
Certificates of deposit and
   other time deposit accounts..   294,603    52.42      3.19      228,426     45.02      2.64      236,749     53.85      3.03
Checking accounts...............    57,107    10.16      0.11       50,065      9.87      0.06       49,052     11.16      0.12
                                   -------   ------      ----      -------    ------      ----      -------    ------      ----
     Total deposits.............  $561,973   100.00%     2.29%    $507,393    100.00%     1.80%    $439,612    100.00%     2.03%
                                   =======   ======      ====      =======    ======      ====      =======    ======      ====

         The following table sets forth the time deposits in the Bank classified by interest rate as of the dates indicated.

                           At December 31,
                   ------------------------------
                     2005       2004       2003
                   --------   --------   --------
                           (In thousands)
Interest Rate
-------------
Less than 2% ..... $  1,154   $ 41,702   $ 58,441
2.00-2.99% .......   43,629    113,707     99,368
3.00-3.99% .......  218,602     86,084     46,439
4.00-4.99% .......  102,139      9,785      9,516
5.00-5.99% .......      828      1,133      2,134
6.00-6.99% .......      109        334        488
7.00-7.99% .......        -          -          -
                   --------   --------   --------
   Total ......... $366,461   $252,745   $216,386
                   ========   ========   ========

         The following table sets forth the amount and maturities of time deposits at December 31, 2005.

                                                                   After
                                December 31,                    December 31,
                 -----------------------------------------   -------------------
                   2006       2007       2008       2009       2009      Total
                 --------   --------   --------   --------   --------   --------
                                          (In thousands)
Interest Rate
-------------
Less than 2% .   $  1,154   $      -   $      -   $      -   $      -   $  1,154
2.00-2.99% ...     41,836      1,743         50          -          -     43,629
3.00-3.99% ...    180,110     26,190      9,508      2,418        376    218,602
4.00-4.99% ...     45,233     44,332      4,464      5,072      3,038    102,139
5.00-5.99% ...        675        149          2          3          -        829
6.00-6.99% ...        108          -          -          -          -        108
7.00-7.99% ...          -          -          -          -          -          -
                 --------   --------   --------   --------   --------   --------
   Total .....   $269,116   $ 72,414   $ 14,024   $  7,493   $  3,414   $366,461
                 ========   ========   ========   ========   ========   ========


         The following table shows the amount of our certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2005.

Remaining Time Until Maturity              Certificates of Deposit
-----------------------------              -----------------------
                                               (In thousands)
Within three months.........................      $  8,068
Three through six months....................        23,611
Six through twelve months...................        47,021
Over twelve months..........................        40,983
                                                  --------
                                                  $119,683
                                                  ========

         Borrowings. As the need arises or in order to take advantage of funding opportunities or to supplement our deposits as a source of funds, we borrow funds predominantly in the form of advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the FHLB stock we own and mortgage loans and may be secured by other assets, mainly securities. We use convertible FHLB advances for a portion of our funding needs. These borrowings are fixed-rate advances that can be called at the option of the FHLB. At December 31, 2005, our borrowing limit with the FHLB was $255.7 million, excluding repurchase agreement advances, subject to collateral requirements, consisting of an overnight line of credit of $61.9 million, an adjustable rate line of credit of $61.9 million and a regular advance limit of $131.9 million.

         The Bank also has a $30 million line of credit with a correspondent bank. At December 31, 2005, there was no balance outstanding on this line of credit.

         Short-term borrowing, which consists primarily of FHLB advances, generally have maturities of less than one year. The details of these borrowings are presented below:

                                                        At or For the
                                                    Year Ended December 31,
                                               --------------------------------
                                                 2005        2004        2003
                                               --------    --------    --------

(Dollars in thousands)

Short-Term Borrowings:
Average balance outstanding ................   $ 75,411    $ 33,618    $ 35,413
Maximum amount outstanding
   at any month-end during the period ......   $115,000    $ 48,975    $ 69,300
Balance outstanding at period end ..........   $ 86,650    $ 31,025    $ 38,229
Weighted average interest rate
   during the period .......................       3.59%       1.61%       1.21%
Weighted average interest rate
   at period end ...........................       4.13%       2.42%       1.17%

         At December 31, 2005, long-term borrowings, which consist of FHLB advances, totaled $180.0 million. Advances consist of fixed-rate advances that will mature within one to nine years. The advances are collateralized by FHLB stock, certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.76%. We had $11.6 million of unused overnight lines of credit at the FHLB at December 31, 2005.

         As of December 31, 2005, long-term advances mature as follows:

                                          (Dollars in thousands)
2006........................................      $ 49,150
2007........................................        50,000
2008........................................        35,100
2009........................................         8,000
2010........................................        10,000
Thereafter..................................        27,700
                                                  --------
   Total....................................      $179,950
                                                  ========

Subsidiary Activity

         In addition to the Bank, the Company has one service corporation subsidiary, Synergy Financial Services, Inc., which was incorporated under New Jersey law in June 1997 and began operation in May 1998. It was organized for the purpose of providing securities brokerage, insurance and investment services and products, including mutual funds and annuities, to customers of the Bank and the general public. In April 1999, Synergy Financial Services, Inc. entered into an agreement with INVEST Financial Corporation of Tampa, Florida, one of the nation's largest full-service providers of investment and insurance products through financial institutions, and continues to offer services and products through such company. At December 31, 2005, Synergy Financial Services, Inc. had total assets of $399,000. For the year ended December 31, 2005, it had commission income of $855,000 and net income of approximately $154,000.

         In November 2002, the Bank incorporated a wholly-owned subsidiary, Synergy Capital Investments, Inc., under New Jersey law, as an investment company for the primary purpose of holding investment securities. In March 2005, Synergy Capital Investments, Inc. incorporated a new investment company subsidiary under Delaware law, Synergy Investment Corporation. At December 31, 2005, Synergy Capital Investments, Inc. and Synergy Investment Corporation had total assets of $178.9 million and net income of $5.1 million for the year then ended.

Personnel

         As of December 31, 2005, the Company had 125 full-time employees and 60 part-time employees. The employees are not represented by a collective bargaining agreement. We believe our relationship with our employees is satisfactory.

Regulation

         Set forth below is a brief description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company, which is a federal savings and loan holding company, is subject to regulation and supervision by the OTS. In addition, the OTS has enforcement authority over Synergy Financial Services, Inc. and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

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

         Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, the Company is not a grandfathered unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). As a result, the Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities. Under the Home Owners' Loan Act, as amended by the GLB Act, the non-banking activities of the Company are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Bank unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

         Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the needs of the community and competitive factors.

Regulation of the Bank

         General. As a federally chartered savings bank, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity management, transactions with affiliates and community reinvestment. Federal savings banks are also subject to the reserve requirements of the Federal Reserve System. A federal savings bank's relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of its mortgage documents.

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

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the Savings Association Insurance Fund ("SAIF") insures the deposits of savings institutions, such as the Bank. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the BIF or SAIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The assessment rate for most savings institutions, including the Bank, is currently 0%.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2005 the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of December 31, 2005 and in each of the prior twelve months and, therefore, qualifies as a QTL.

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

Item 1A. Risk Factors
---------------------

         The following is a summary of the material risks to an investment in the Company's securities.

         A relatively large portion of our total loan portfolio consists of consumer loans, primarily automobile loans. The credit risk related to these types of loans is considered to be greater than the risk related to residential lending.

         At December 31, 2005, consumer loans amounted to $189.6 million, or 25.7% of the total loan portfolio. The vast majority of these are automobile loans. At December 31, 2005, automobile loans totaled $185.8 million. Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets, such as automobiles, or loans that are unsecured. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan repayment is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on consumer loans in the event of a default.

--------------------------------------------------------------------------------

         We originate most of our automobile loans though a single source, and we would be unable to maintain the current high volume of automobile loan originations if we were no longer able to obtain business though this source.

         In late 1999, we began to originate direct automobile loans over the Internet through an independent online loan referral web site. Currently, an average of $5.7 million of new loans, or 94.4%, of our monthly automobile loan originations, are generated from this referral source. We will generally lend up to 100% of the purchase price of a new or used vehicle.

--------------------------------------------------------------------------------

         We intend to continue to increase our origination of multi-family / non-residential mortgage loans as well as commercial loans. These types of loans traditionally involve a higher degree of repayment risk than residential loans.

         At December 31, 2005, our loan portfolio included $271.6 million of multi-family / non-residential mortgage loans, or 36.8% of our total loan portfolio, representing a 76.1% increase from December 31, 2004. Multi-family / non-residential mortgage loans generally are considered to entail significantly greater risk than that which is involved with residential real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the real estate and the borrower. These risks can be significantly affected by economic conditions. In addition, multi-family / non-residential real estate lending generally requires substantially greater evaluation and oversight efforts compared to one- to four-family residential real estate lending.

         At December 31, 2005, our loan portfolio included $24.8 million of commercial loans, or 3.4% of our total portfolio, representing a 103.1% increase from December 31, 2004. During 2004, we introduced the availability of both commercial lines of credit and fixed term commercial loans. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. In addition, commercial lending generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

--------------------------------------------------------------------------------

         We have a relatively high percentage of unseasoned commercial and multi-family/non-residential credits, which are considered to pose a potentially greater repayment risk than loans that have been outstanding for a longer period of time.

         As a result of our strong growth during the past five years, commercial and multi-family / non-residential mortgage loans represent 3.4% and 36.8%, respectively, of our total loan portfolio as of December 31, 2005. A significant portion of these loans are represented as new credits. Generally, loans that are relatively new, referred to as unseasoned loans, do not have sufficient repayment history to determine the likelihood of repayment in accordance with their terms. At December 31, 2005, 87.8% of these loans are considered unseasoned (i.e., less than three years).

--------------------------------------------------------------------------------

         We intend to continue expanding our branch office network and expenses related to such expansion will negatively impact earnings in future periods.

         We intend to grow our branch office network, which will expand our geographic reach. As of December 31, 2005, we operated twenty branch offices (including our main office) in Middlesex, Monmouth, Morris, and Union counties, New Jersey. The Bank has plans to open three new branches and relocate one branch office in 2006. However, there can be no assurance when, or if, these new offices will open. This growth plan will result in an increase in our fixed assets over such period. The expenses associated with opening new branch offices, in addition to the personnel and operating costs that we will have once such offices open, will significantly increase our non-interest expense in future periods and decrease earnings.

--------------------------------------------------------------------------------

         We may not continue to experience the same rate of growth that we have in the past, and we may not be able to successfully manage our current growth.

         Over the past several years, we have experienced rapid and significant growth. Our total assets have increased by $676.9 million, or 227.9%, from $297.0 million at December 31, 2001, to $973.9 million at December 31, 2005. There can be no assurance that we will continue to experience such rapid growth, or any growth, in the future. If we do experience continued growth, we can not assure you that we will be able to adequately and profitably manage such growth or that our earnings will adequately provide the necessary capital to maintain required regulatory capital levels.

--------------------------------------------------------------------------------

         Rising interest rates would likely hurt our profits and may affect our ability to pay dividends, repurchase stock or undertake other corporate transactions.

         To be profitable, we must earn more in interest and fees than we pay in interest and expenses. If interest rates rise, the interest we pay on interest-bearing liabilities, such as deposits and borrowings, may increase more quickly than interest earned on interest-earning assets, such as loans and investment securities. This will reduce our net interest income and thereby reduce our net income in the short-term. In addition, rising interest rates are likely to reduce our income via a reduction in the demand for loans and the value of our investment securities and make it more difficult for our borrowers to repay their loans. As a result, this could restrict the capital resources of Synergy Bank and could require us to contribute additional capital to Synergy Bank or may prevent Synergy Bank from paying dividends to us. This could restrict our ability to pay dividends, repurchase stock or undertake other corporate transactions. Currently, a material increase in interest rates would have a material adverse effect on our income and regulatory capital.

--------------------------------------------------------------------------------

         Increases in market rates of interest are likely to adversely affect our stockholders' equity.

         At December 31, 2005, Synergy Financial Group, Inc. owned $85.3 million of marketable securities that were held as available-for-sale. Generally accepted accounting principles require that these securities be carried at fair value on the consolidated balance sheet. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, is reflected in stockholders' equity, net of deferred taxes. When interest rates increase, the fair value of Synergy Financial Group, Inc.'s available-for-sale marketable securities generally decreases, which decreases stockholders' equity. As of December 31, 2005, Synergy Financial Group, Inc.'s available-for-sale securities portfolio had an unrealized loss, net of taxes, of $1.4 million. Our stockholders' equity is likely to be adversely affected by an increase in market interest rates.

--------------------------------------------------------------------------------

         A downturn in our local economy may adversely affect our earnings.

         Our business of attracting deposits and making loans (other than automobile loans) is primarily conducted within our market area. A downturn in our local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans and could negatively impact collateral values. As a result, our earnings could be adversely affected.

--------------------------------------------------------------------------------

         We face substantial competition in our attraction of deposits, which is our primary source of funds for lending.

         Many of our competitors are significantly larger institutions and have greater financial and managerial resources. Our ability to compete successfully is a significant factor affecting our profitability.

--------------------------------------------------------------------------------

         We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

         We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and by the Federal Deposit Insurance Corporation. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation could have a material impact on Synergy Financial Group, Inc., its subsidiaries and their operations.

Item 1B. Unresolved Staff Comments
----------------------------------

         None

Item 2. Description of Property
-------------------------------

         Our main office is located at 310 North Avenue East, Cranford, New Jersey. At December 31, 2005, we had twenty locations, including our main office. All of our branch offices are located in Middlesex, Monmouth, Morris and Union counties, New Jersey.

         The following table sets forth the location of our main and branch offices, the year the office was opened, the net book value of each office and the deposits held or matured on December 31, 2005 at each office.

                             Month and Year      Leased or       Net Book Value at       Deposits at
Office Location              Facility Opened       Owned         December 31, 2005    December 31, 2005
---------------              ---------------       -----         -----------------    -----------------

Main Office                   October 1991         Owned           $1,556,991          $ 124,531,079 (1)
310 North Avenue East
Cranford, New Jersey

Branch Offices:

2000 Galloping Hill Road       March 1989         Leased(2)        $        -          $  23,632,041
   Building K-6
Kenilworth, New Jersey

2000 Galloping Hill Road       March 1978         Leased(2)        $        -          $   9,428,901
   Building K-2
Kenilworth, New Jersey

1011 Morris Avenue              May 1952          Leased(2)        $        -          $  11,209,217
Union, New Jersey

One Giralda Farms              April 1983         Leased(2)        $        -          $   3,331,701
Madison, New Jersey

2000 Galloping Hill Road      February 1993       Leased(2)        $        -          $  32,307,741
   Building K-15
Kenilworth, New Jersey

556 Morris Avenue             December 2005       Leased(2)        $        -          $   4,703,045
Summit, New Jersey

15 Market Street              November 1998       Leased(3)        $  509,721          $  67,378,616
Kenilworth, New Jersey

315 Central Avenue              May 1999          Leased(4)        $  225,980          $  70,187,329
Clark, New Jersey

225 North Wood Avenue          March 2001         Leased(5)        $        -          $  20,728,320
Linden, New Jersey

1162 Green Street              April 2002          Owned           $1,688,085          $  38,186,769
Iselin, New Jersey

168-170 Main Street             May 2002           Owned           $1,780,772          $  25,868,766
Matawan, New Jersey

473 Route 79                    July 2002          Owned           $1,370,928          $  23,502,042
Morganville, New Jersey

101 Barkalow Avenue             July 2002          Owned(6)        $1,707,613          $  23,260,616
Freehold, New Jersey

1887 Morris Avenue            November 2002        Owned           $1,697,253          $  29,942,394
Union, New Jersey

                             Month and Year      Leased or       Net Book Value at       Deposits at
Office Location              Facility Opened       Owned         December 31, 2005    December 31, 2005
---------------              ---------------       -----         -----------------    -----------------
Renaissance Plaza             December 2002       Leased(7)        $1,063,382          $  19,262,291
3665 Route 9 North
Old Bridge, New Jersey

1727 Route 130 South            May 1998          Leased(8)        $   25,576          $  41,983,945
North Brunswick, New Jersey

337 Applegarth Road            April 2000         Leased(9)        $        -          $  28,703,460
Monroe Township, New Jersey

142 Broad Street                May 2005          Leased(10)       $  712,221          $   7,205,594
Elizabeth, New Jersey

400 Main Street               December 2005       Leased(11)       $1,249,573          $   1,749,202
Spotswood, New Jersey

------------------
(1) Includes brokered certificates of deposit, deposit balances acquired through our automated services and Call Center, as well as Synergy Financial Group, Inc.'s checking account.
(2) Branch is located within a corporate facility of Synergy Bank's former credit union sponsor. Synergy Bank makes no rent payments for such branch. These branch locations are occupied pursuant to a written agreement that provides for two-year terms that are automatically renewed upon expiration unless written notice of termination is given by either party.
(3) Lease term of fifteen years to expire in 2013. Terms provide for four five-year renewal options.
(4) Lease term of ten years to expire in 2009. Terms provide for one ten-year renewal option.
(5) Lease term of five years to expire in 2010. Terms provide for one five-year renewal option.
(6)  Synergy Bank leases space in the building to three tenants.
(7) Lease term of twenty years to expire in 2022. Terms provide for two ten-year renewal options.
(8) Branch acquired in the acquisition of First Bank of Central Jersey in January 2003. Lease term renewed in 2002 and expires in 2007. Synergy Bank subleases space in the building to one subtenant.
(9) Branch acquired in the acquisition of First Bank of Central Jersey in January 2003. Lease term renewed in 2005 and expires in 2006. Synergy Bank entered into an agreement to lease an adjacent site for a term of twenty years beginning in 2005.
(10) Lease term of ten years will expire in 2014. Terms provide for two ten-year renewal options.
(11) Lease term of twenty years to expire in 2025. Terms provide for two ten-year renewal options.

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

         The table below shows the reported high and low sales prices of the common stock and the cash dividends declared per share during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. Sale prices shown for the periods preceding the second-step conversion have been adjusted to reflect the exchange ratio of 3.7231.

                                    Price Range of
                                    Common Stock
                                --------------------   Cash Dividends
                                  High          Low       Declared
                                  ----          ---       --------
2004
First quarter .............     $ 11.50      $ 10.10       $ 0.00
Second quarter.............       10.35         9.00         0.04
Third quarter..............       10.71         9.90         0.04
Fourth quarter.............       13.69        10.36         0.04

2005
First quarter .............     $ 13.44      $ 11.35       $ 0.04
Second quarter.............       12.44        11.01         0.05
Third quarter..............       12.50        11.70         0.05
Fourth quarter.............       13.00        11.32         0.05

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

         As of February 17, 2006, there were approximately 969 holders of record of the Company's common stock.

         The following table reports information regarding repurchases of the Company's common stock during the fourth quarter of 2005 and the stock repurchase plans approved by the Board of Directors.

                                                                                        Maximum
                                                                 Total Number of   Number of Shares
                                     Total                      Shares Purchased    that May Yet Be
                                   Number of      Average      as Part of Publicly  Purchased Under
                                    Shares      Price Paid       Announced Plans     the Plans or
Period                             Purchased     per Share      or Programs (1)      Programs (1)
------                             ---------     ---------      ----------------     -------------
October 1 - October 31, 2005.....        -             -                  -             549,628
November 1 - November 30, 2005...   40,000        $12.26             40,000             509,628
December 1 - December 31, 2005...  235,000         12.85            235,000             274,628
                                   -------                          -------
   Total.........................  275,000        $12.76            275,000
                                   =======                          =======

------------------
(1) On August 24, 2005 the Company announced that it had completed its purchase of 5.0 percent of the Company's outstanding shares of common stock (approximately 622,600 shares) as previously announced on January 26, 2005. The Company also announced that it intends to purchase up to an additional
     5.0 percent of the Company's outstanding shares of common stock (approximately 577,628 shares) in open market transactions. Such purchases are to be made from time to time in the open market based on stock availability, price and the Company's financial performance. This program has no expiration date and has 274,628 shares yet to be purchased.

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

                          Selected Financial Highlights
                             (Dollars in thousands)

Balance Sheet:                                                           At December 31,
                                             ----------------------------------------------------------------------
                                               2005            2004           2003           2002            2001
                                             --------       ---------       --------       --------       ---------
Assets................................       $973,887        $860,677       $628,618       $431,275        $296,963
Loans receivable, net.................        733,183         561,687        434,585        319,423         224,689
Investment securities.................        180,940         244,944        156,993         79,710          51,047
Deposits..............................        606,471         538,916        473,535        354,142         249,813
Other borrowed funds..................        266,600         212,414         72,873         36,456          22,500
Total stockholders' equity............         95,250         104,042         40,928         37,872          22,390

Summary of Operations:                                           For the Year Ended December 31,
                                             ----------------------------------------------------------------------
                                               2005            2004           2003           2002            2001
                                             --------       ---------       --------       --------       ---------
Interest income.......................        $46,571         $36,400        $30,066        $23,359         $19,071
Interest expense......................         21,748          13,192         10,686          9,044           9,296
                                              -------         -------        -------        -------         -------
Net interest income...................         24,823          23,208         19,380         14,315           9,775
Provision for loan losses.............          1,860           1,492          1,115          1,077             363
                                              -------         -------        -------        -------         -------
Net interest income after
   provision for loan losses..........         22,963          21,716         18,265         13,238           9,412
Net gains on sales of loans
   and investment securities..........            (26)             38            174            112             893
Other income..........................          3,877           3,246          2,460          1,608           1,622
Operating expense.....................         19,761          18,381         15,576         11,727           9,001
                                              -------         -------        -------        -------         -------
Income before income tax expense......          7,053           6,619          5,323          3,231           2,926
Income tax expense....................          2,560           2,416          1,911          1,200           1,024
                                              -------         -------        -------        -------         -------
Net income............................        $ 4,493         $ 4,203        $ 3,412        $ 2,031         $ 1,902
                                              =======         =======        =======        =======         =======

                            Selected Financial Ratios

Performance Ratios:                    2005      2004      2003      2002      2001
                                      ------    ------    ------    ------    ------
Return on average assets
   (net income divided by
   average total assets) ........        0.49%     0.55%     0.62%     0.54%     0.70%
Return on average equity
   (net income divided
   by average equity) ...........        4.46      4.20      8.69      8.11      9.09
Dividend payout ratio ...........       45.00     31.57      0.00      0.00      0.00
Net interest rate spread ........        2.64      3.01      3.69      4.03      3.60
Net interest margin .............        2.83      3.20      3.74      4.08      3.75
Average interest-earning
   assets to average
   interest-bearing liabilities..      107.73    110.53    102.23    101.75    104.25
Efficiency ratio (operating
   expenses divided by the
   sum of net interest income
   and other income) ............       68.92     69.38     70.76     72.87     73.24

Asset Quality Ratios:
Non-performing loans to
   total loans, net at period end        0.05%     0.05%     0.08%     0.14%     0.03%
Non-performing assets to
   total assets at period end ...        0.04      0.03      0.06      0.10      0.02
Net charge-offs to average
   loans outstanding ............        0.08      0.06      0.21      0.07      0.08
Allowance for loan losses to
   total loans at period end ....        0.78      0.78      0.75      0.69      0.61

Capital Ratios:
Average equity to average assets
   ratio (average equity divided
   by average total assets) .....       10.97%    13.20%     6.37%     6.74%     7.69%
Equity to assets at period end ..        9.78     12.09      6.51      8.78      7.54

Full Service Offices: ...........          20        18        18        16        11

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

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

Business Strategy

         Our business strategy has been to operate as a well-capitalized, independent financial institution, dedicated to providing convenient access and quality service at competitive prices. Generally, we have sought to implement this strategy by maintaining a substantial part of our assets in loans secured by one-to-four family mortgages, home equity loans, multi-family / non-residential mortgages, commercial and consumer loans. In recent years, we have sought to diversify our loan portfolio with emphasis on shorter maturities and adjustable-rate products. At the same time, we have sought to expand our deposit base, particularly core deposits and have availed ourselves of leveraged borrowings for purposes of financing our growth.

         We intend to continue to emphasize a variety of loan products consisting of one-to-four-family mortgages, home equity loans, multi-family / non-residential mortgages, commercial and consumer loans. During recent years, we have significantly increased our origination of automobile loans, multi-family / non-residential mortgage loans, and commercial loans. We began to originate automobile loans through an Internet source in late 1999 and multi-family / non-residential mortgage loans in 2000. In 2004, we expanded our activity to include commercial lending. As of December 31, 2005, we had total automobile loans of $185.8 million, multi-family / non-residential loans of $271.6 million, and commercial loans of $24.7 million.

         We intend to grow our branch  office  network,  which  will  expand our geographic reach, and will consider the acquisition of other financial institutions. We do not, however, have any current understandings, agreements or arrangements for the expansion of our business, other than opening new branch office locations. As of December 31, 2005, we operated twenty branch offices (including our main office) in Middlesex, Monmouth, Morris, and Union counties, New Jersey. The Bank has plans to open three new branches and relocate one branch office in 2006.

         We will continue to evaluate our business beyond traditional retail banking. To this end, Synergy Financial Services, Inc. ("SFSI"), a subsidiary of the Company, began operations in 1998 for the purpose of providing securities brokerage, insurance and investment services and products, including mutual funds and annuities, to customers of the Bank and the general public.

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

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

         Assets. Total assets increased $113.2 million, or 13.2%, to $973.9 million at December 31, 2005, from $860.7 million at December 31, 2004. The increase in total assets resulted primarily from an increase of $171.5 million, or 30.5%, in net loans receivable offset by a decline of $64.0 million, or 26.1%, in investments securities.

         The change in the outstanding balance of net loans receivable and investment securities is the result of the Company's strategy to initially invest the proceeds of $69.2 million from the second-step stock offering of January 20, 2004 into investments with short term maturities, expand lending capacity and then fund the new loan growth with the proceeds from the maturing or sold investments.

         Net loans increased 30.5%, or $171.4 million, to $733.2 million at December 31, 2005, from $561.7 million at December 31, 2004. This growth includes $156.2 million in originations, net of principal repayments, and $16.6 million in purchases, offset by amortization of the premium on purchased loans and an increase in provisions for loan losses. The most significant growth during the year ended December 31, 2005 was in multi-family / non-residential mortgage loans of $117.4 million, or 76.1%.

         On December 31, 2005, total loans of $733.2 million, including deferred fees and expenses, were comprised of 36.8% in multi-family / non-residential mortgage loans, 25.7% in consumer loans, 17.5% in one- to four-family real estate loans, 15.3% in home equity loans, 3.4% in commercial loans and 1.3% in construction loans.

         The allowance for loan losses was $5.8 million, or 0.78% of total loans, at December 31, 2005 as compared to $4.4 million, or 0.78% of total loans, at December 31, 2004. This reflects a provision for loan losses of $1.9 million for the year, offset by net charge-offs of $524,000. Non-performing assets to total assets increased to 0.04% at December 31, 2005, from 0.03% at December 31, 2004.

         The Company increased its investment in Federal Home Loan Bank ("FHLB") stock by $2.5 million, or 23.1%, to $13.3 million at December 31, 2005. This was a direct result of FHLB requirements associated with the increased level of borrowings from the institution.

         Property and equipment increased $1.8 million during the year ended December 31, 2005, primarily as the result of two new branch locations in Elizabeth and Spotswood.

         The cash surrender value of bank-owned life insurance increased $501,000 in 2005. The return on this investment is utilized to fund the cost of benefit plans. The Company's investment in bank-owned life insurance totaled $13.1 million at December 31, 2005, as compared to $12.6 million at December 31, 2004.

         Liabilities. Total liabilities increased $122.0 million, or 16.1%, to $878.6 million at December 31, 2005, from $756.6 million at December 31, 2004. The increase in total liabilities resulted primarily from an increase of $67.6 million, or 12.5%, in deposits and a $54.2 million, or 25.5%, increase in other borrowed funds. The balance of the change is primarily attributable to increases associated with escrow payments for taxes and insurance, as well as accrued interest payable, offset by a decrease in other liabilities.

         Deposits reached $606.5 million on December 31, 2005, an increase of $67.6 million, or 12.5%, from the $538.9 million reported on December 31, 2004. Certificates of deposit increased by $113.7 million, or 45.0%, from the $252.7 million reported at year-end 2004, while core deposits, which consist of checking, savings, and money market accounts, decreased $46.1 million, or 16.1%. The increase in certificates of deposit was the result of initiatives directed toward attracting funds with extended maturities in response to the current interest rate environment, coupled with the placement of approximately $23.6 million of brokered certificates of deposit. Despite the decline in total core deposits during the twelve-month period ended December 31, 2005, checking accounts increased by $5.5 million or 9.8%.

         The increase of $54.2 million, or 25.5%, in other borrowed funds was to fund the origination of loans during this period. Other borrowed funds, which consist primarily of FHLB advances, rose to $266.6 million at December 31, 2005, compared to $212.4 million at December 31, 2004.

         Equity. Stockholders' equity totaled $95.3 million on December 31, 2005, a decrease of 8.4%, or $8.8 million, from $104.0 million on December 31, 2004. The decline was attributable to the repurchase of 989,451 shares of common stock in open market transactions to fund the Company's 2004 Restricted Stock Plan and its stock repurchase programs, as well as the effect of the net unrealized investment portfolio market value adjustment, offset by the net income for the period. On August 24, 2005, the Company announced a new program to repurchase up to an additional 5% of its outstanding common stock, or approximately 577,628 shares. During the fourth quarter, the Company repurchased 275,000 shares. As a result, it has now completed in excess of 52% of the current program, at an average price of $12.72 per share.

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

         The increase in investment securities included the purchase of $156.5 million in agency issued mortgage-backed securities. The increase was primarily the result of investing the net capital of $69.2 million from the Company's second-step stock offering that was completed on January 20, 2004. Investment securities purchased were exclusively federal agency issued mortgage-backed securities. These purchases were offset by $65.7 million and $1.4 million in principal repayments and premium amortization of existing investment securities, respectively, and $1.3 million in sales of investment securities, which generated a $38,000 gain on sales. Additionally, there was a $217,000 decrease in the unrealized market value associated with investment securities designated available-for-sale.

         Net loans increased 29.2%, or $127.1 million, to $561.7 million at December 31, 2004, from $434.6 million at December 31, 2003. This growth includes $98.1 million in originations, net of principal repayments, and $30.5 million in purchases, offset by amortization of the premium on purchased loans and an increase in provisions for loan losses. The most significant growth during the year ended December 31, 2004 was in multi-family / non-residential mortgage loans of $64.9 million, or 71.6%.

         On December 31, 2004, total loans of $566.1 million, including deferred fees and expenses, were comprised of 26.7% in multi-family / non-residential mortgage loans, 26.7% in consumer loans, 23.2% in one- to four-family real estate loans, 20.2% in home equity loans, 2.2% in commercial loans and 1.0% in construction loans.

         The allowance for loan losses was $4.4 million, or 0.78% of total loans, at December 31, 2004, as compared to $3.3 million, or 0.75% of total loans, at December 31, 2003. This reflects a provision for loan losses of $1.5 million for the year, offset by net charge-offs of $339,000. Non-performing assets to total assets decreased to 0.03%, at December 31, 2004, from 0.06% at December 31, 2003.

         The Company increased its investment in Federal Home Loan Bank ("FHLB") stock by $7.1 million, or 195.6%, to $10.8 million at December 31, 2004. This was a direct result of FHLB requirements associated with the increased level of borrowings from the institution.

         Other assets increased $11.5 million during the year ended December 31, 2004, primarily as the result of increased investment in bank-owned life insurance. The Company invested an additional $10.0 million in bank-owned life insurance during the third quarter. The return on this investment is utilized to fund the cost of benefit plans. The Company's investment in bank-owned life insurance totaled $12.6 million at December 31, 2004, as compared to $2.5 million at December 31, 2003.

         Liabilities. Total liabilities increased $168.9 million, or 28.8%, to $756.6 million at December 31, 2004, from $587.7 million at December 31, 2003. The increase in total liabilities resulted primarily from an increase of $65.4 million, or 13.8%, in deposits and a $139.5 million, or 191.5%, increase in FHLB advances, offset by the elimination of $38.3 million in stock subscriptions payable held at December 31, 2003. The balance of the change is attributable to increases associated with escrow payments for taxes and insurance, accrued interest payable and the establishment of an obligation as a result of the December 21, 2004 quarterly cash dividend declaration.

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

         The increase in other borrowed funds, which consists primarily of FHLB advances, was to fund both the purchase of investment securities and the origination of loans during this period. A significant portion of the increase was attributable to the funding of a $50.0 million leverage strategy at the close of the quarter ended June 30, 2004.

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

         Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2005, 2004 and 2003. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                          For the Year Ended December 31,
                                  At December 31, ------------------------------------------------------------------------------
                                       2005                 2005                        2004                     2003
                                 ---------------- -------------------------   ------------------------ -------------------------
                                                                     Average                   Average                   Average
                                          Yield/   Average           Yield/   Average          Yield/  Average           Yield/
                                  Balance Cost(1)  Balance Interest  Cost     Balance Interest Cost    Balance Interest  Cost
                                 -------- ------  -------- --------  ------  -------- -------- ------  ------- --------  ------
                                                                    (Dollars in thousands)
Interest-earning assets:
Loans receivable, net (2).....   $733,183  6.05%  $645,361  $37,738   5.85%  $484,074  $28,258  5.84% $373,530  $25,548   6.84%
Investment securities (3).....    180,940  3.98    218,902    8,261   3.77    227,645    7,980  3.51   139,262    4,401   3.16
Other interest-earnings
  assets (4)..................     15,211  4.76     12,638      572   4.53     13,016      162  1.24     5,681      117   2.06
                                 --------         --------  -------          --------  -------        --------  -------
     Total interest-earning
       assets.................    929,334  5.63    876,901   46,571   5.31    724,735   36,400  5.02   518,473   30,066   5.80
Non-interest-earning assets...     44,553           40,629                     33,721                   29,758
                                 --------         --------                   --------                 --------
     Total assets.............   $973,887         $917,530                   $758,456                 $548,231
                                 ========         ========                   ========                 ========
Interest-bearing liabilities:
Checking accounts (5).........   $ 61,472  0.14%  $ 57,107  $    65   0.11%  $ 50,065  $    30  0.06% $ 49,052  $    60   0.12%
Savings and club accounts.....     60,608  0.51     65,107      325   0.50     70,244      351  0.50    71,959      502   0.70
Money market accounts.........    117,930  2.27    145,156    3,074   2.12    158,658    2,697  1.70    81,852    1,193   1.46
Certificates of deposit.......    366,461  3.49    294,603    9,395   3.19    228,426    6,036  2.64   236,749    7,181   3.03
Other borrowed funds..........    266,600  4.07    251,982    8,889   3.53    142,641    4,055  2.84    67,557    1,750   2.59
Stock subscriptions payable...          -  0.00          -        -   0.00      5,677       23  0.41         -        -      -
                                 --------         --------  -------          --------  -------        --------  -------
     Total interest-bearing
       liabilities............    873,071  3.06    813,955   21,748   2.67    655,711   13,192  2.01   507,169   10,686   2.11

Non-interest-bearing
  liabilities.................      5,566            2,915                      2,641                    6,146
                                 --------         --------                   --------                 --------
     Total liabilities........    878,637          816,870                    658,352                  513,315
Stockholders' equity..........     95,250          100,660                    100,104                   34,916
                                 --------         --------                   --------                 --------
     Total liabilities and
       stockholders' equity...   $973,887         $917,530                   $758,456                 $548,231
                                 ========         ========                   ========                 ========
Net interest income...........                              $24,823                    $23,208                  $19,380
                                                            =======                    =======                  =======
Net interest rate spread (6)..             2.57%                      2.64%                     3.01%                     3.69%
Net interest margin (7).......             2.76%                      2.83%                     3.20%                     3.74%
Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities.................           106.44%                    107.73%                   110.53%                   102.23%


(1) Interest yields at December 31, 2005 are calculated using the annualized interest for the month of December divided by the average balance for the month of December.
(2) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(3) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(4)  Includes FHLB stock at cost and deposits with other financial institutions.
(5) Includes both interest-bearing and non-interest-bearing checking accounts and stock subscriptions received in connection with the Company's second-step mutual-to-stock conversion completed on January 20, 2004.
(6) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities (including non-interest-bearing checking accounts).
(7) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                         For the Year Ended December 31,              For the Year Ended December 31,
                                                   2005 vs. 2004                                2004 vs. 2003
                                    ------------------------------------------    -------------------------------------------
                                            Increase (Decrease) Due to                   Increase (Decrease) Due to
                                    ------------------------------------------    -------------------------------------------
                                                          Rate/                                            Rate/
                                    Volume      Rate      Volume        Net        Volume       Rate       Volume      Net
                                    ------      ----      ------        ---        ------       ----       ------      ---
                                                                      (In thousands)
Interest and dividend income:
   Loans receivable, net......... $  9,415    $     49    $     16    $  9,480    $  7,561    $ (3,735)   $ (1,116)  $  2,710
   Investments, mortgage-backed
     securities and other........     (495)        827         (51)        281       2,974         362         243      3,579
   Other.........................      120         167         124         410          32          10           3         45
                                  --------    --------    --------    --------    --------    --------    --------   --------
Total interest-earning assets.... $  9,040    $  1,043    $     89    $ 10,171    $ 10,567    $ (3,363)   $   (870)  $  6,334
                                  ========    ========    ========    ========    ========    ========    ========   ========

Interest expense:
   Checking accounts............. $      4    $     27    $      4    $     35    $      1    $    (29)   $     (2)  $    (30)
   Savings and club accounts.....      (26)          -           -         (26)        (12)       (144)          5       (151)
   Money market accounts.........     (230)        663         (56)        377       1,121         196         187      1,504
   Certificate accounts..........    1,748       1,249         362       3,359        (252)       (923)         30     (1,145)
   FHLB advances.................    3,108         977         749       4,834       1,944         169         192      2,305
   Stock subscriptions payable...        -           -         (23)        (23)          -           -          23         23
                                  --------    --------    --------    --------    --------    --------    --------   --------
Total interest-bearing
   liabilities .................. $  4,604    $  2,916    $  1,036    $  8,556    $  2,802    $   (731)   $    435   $  2,506
                                  ========    ========    ========    ========    ========    ========    ========   ========

Change in net interest income.... $  4,436    $ (1,873)   $   (947)   $  1,615    $  7,765    $ (2,632)   $ (1,305)  $  3,828
                                  ========    ========    ========    ========    ========    ========    ========   ========

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

         Net Income. Net income increased by $290,000, to $4.5 million, for the year ended December 31, 2005, compared to $4.2 million for the year ended December 31, 2004, a 6.9% increase. The increase was attributable to a $1.6 million increase in net interest income and a $567,000 increase in other income, offset by a $368,000 increase in the provision for loan losses, a $1.4 million increase in other expenses and a $144,000 increase in income tax expense.

         Net Interest Income. Net interest income for the year ended December 31, 2005 was $24.8 million, compared to $23.2 million for last year, an increase of 7.0%. Total interest income increased by $10.2 million, to $46.6 million, while total interest expense increased by $8.6 million, to $21.8 million, for the year ended December 31, 2005 when compared to the prior year. This increase was attributable to management's growth strategy.

         The 27.9% increase in total interest income was primarily due to a $152.2 million, or 21.0%, increase in the average balance of interest-earning assets, combined with a 29 basis point increase in the average yield earned on these investments when compared to the prior year. The increase in interest-earning assets was a direct result of management's growth strategy. The increase in the average yield was primarily attributable to replacing lower yielding investment securities with higher yielding loans.

         Total interest expense increased 64.9%, to $21.8 million, for year ended December 31, 2005, compared to $13.2 million for the prior year. The increase resulted primarily from a $158.2 million, or

24.1%, increase in the average balance of interest-bearing liabilities, combined with a 66 basis point increase in the average cost of funds when compared to the prior year. The majority of the increase in the average balance of interest-bearing liabilities for 2005 was comprised of a $66.3 million, or 29.0%, increase in the average balance of certificates of deposit accounts and a $109.3 million, or 76.6%, increase in the average balance of advances from the FHLB. The increase in the average cost of interest-bearing liabilities was primarily attributable to the rising short-term interest rate environment, as well as a shift in the mix of deposits from lower-cost core deposits to higher-cost certificates of deposit.

         Provision for Loan Losses. The provision for loan losses increased by $368,000, or 24.7%, to $1.9 million for the year ended December 31, 2005, from $1.5 million for 2004. We allocate the allowance to various categories based on our classified assets, our historical loan loss experience and our assessment of the risk characteristics of each loan category and the relative month-end balances of each category. The ratio of allowance for loan losses to total loans was 0.78% at year-end 2005 and 2004. Total charge-offs amounted to $854,000 and recoveries amounted to $330,000 for a net charge-off amount of $524,000 for the year ended December 31, 2005. This represents an increase in net charge-offs of $185,000 when compared to the previous year.

         Other Income. Other income during the year ended December 31, 2005 totaled $3.9 million, compared to $3.3 million for the year ended December 31, 2004. This represents an increase of $567,000, or 17.3%. The increase was attributable to a $338,000 increase in commission income generated by SFSI and a $339,000 increase in the income on bank-owned life insurance, partially offset by a $77,000 decline in service charges and fees on deposit accounts and a $64,000 decline in income associated with investment security sales.

         Other Expenses. For the year ended December 31, 2005, other expenses totaled $19.8 million, compared to $18.4 million for the prior year, an increase of $1.4 million, or 7.5%. The increase was primarily attributable to salaries and benefits associated with the Company's growth strategy, which includes equity-based employee compensation plans, coupled with higher operating expenses associated with a larger branch network.

         Income Tax Expense. Income tax expense increased by $144,000, or 6.0%, during the year ended December 31, 2005 when compared to the year ended December 31, 2004, reflecting higher income for the 2005 period.

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

         Net Income. Net income increased by $791,000, to $4.2 million, for the year ended December 31, 2004, compared to $3.4 million for the year ended December 31, 2003, a 23.2% increase. The increase was primarily attributable to a $3.8 million increase in net interest income and a $650,000 increase in other income, offset by a $377,000 increase in the provisions for loan losses, a $2.8 million increase in other expenses and a $505,000 increase in income tax expense as a result of higher earnings.

         Net Interest Income. Net interest income for the year ended December 31, 2004 was $23.2 million compared, to $19.4 million for 2003, an increase of 19.8%. Total interest income increased by $6.3 million, to $36.4 million, while total interest expense increased by $2.5 million, to $13.2 million, for the year ended December 31, 2004 when compared to the prior year. This increase was attributable to management's growth strategy, including the investing of the proceeds from the additional capital raised in the second-step mutual-to-stock conversion.

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

         Provision for Loan Losses. The provision for loan losses increased by $377,000, or 33.8%, to $1.5 million, for the year ended December 31, 2004, from $1.1 million for 2003. We allocate the allowance to various categories based on our classified assets, our historical loan loss experience and our assessment of the risk characteristics of each loan category and the relative month-end balances of each category. The ratio of allowance for loan losses to total loans without recourse was 0.78% at year-end 2004, an increase of 3 basis points over the year ended December 31, 2003. Total charge-offs amounted to $773,000 and recoveries amounted to $434,000 for a net charge-off amount of $339,000 for the year ended December 31, 2004. This represented a decrease in net charge-offs of $556,000 when compared to the previous year. The positive trend was attributable to the aging of the indirect automobile loans acquired from the former First Bank of Central Jersey.

         Other Income. Other income during the year ended December 31, 2004 totaled $3.3 million, compared to $2.6 million for the year ended December 31, 2003. This represented an increase of $650,000, or 24.7%. The increase was attributable to a $469,000 increase in charges and fees on deposit accounts and a $400,000 increase in commission income generated by SFSI, offset by a $136,000 decline in income associated with loan and investment security sales.

         Other Expenses. For the year ended December 31, 2004, other expenses totaled $18.4 million, compared to $15.6 million for the prior year, an increase of $2.8 million, or 18.0%. The increase was primarily attributable to wages and benefits associated with the Company's growth strategy, which includes equity-based employee compensation plans, coupled with an increase in audit and professional expenses.

         Income Tax Expense. Income tax expense increased by $505,000, or 26.4%, during the year ended December 31, 2004 when compared to the year ended December 31, 2003, reflecting higher income for the 2004 period.

Liquidity and Capital Resources

         We maintain liquid assets at levels we consider adequate to meet liquidity needs. The liquidity of a savings institution reflects its ability to provide funds to meet loan requests, accommodate possible outflows in deposits, fund current and planned expenditures and take advantage of market opportunities in connection with asset and liability management objectives. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of earning assets with specific types of deposits and borrowings. Savings institution liquidity is normally considered in terms of the nature and mix of the savings institution's sources and uses of funds

         Our primary sources of liquidity are deposits, scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, we invest excess funds in overnight federal funds investments, which provide liquidity. Our cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $6.6 million at December 31, 2005. To a lesser extent, the earnings and funds provided from our operating activities are a source of liquidity, as well.

         Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. If we require funds beyond our ability to generate them internally, we have the ability to obtain advances from the FHLB, which provides an additional source of funds. At December 31, 2005, our borrowing limit with the FHLB was $255.7 million, excluding repurchase agreement advances, subject to collateral requirements. At December 31, 2005, we had $160.8 million of FHLB borrowings outstanding and $105.8 million in repurchase agreement advances.

         We are not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of our commitments to extend credit for mortgage and consumer loans as of December 31, 2005 was $79.1 million, excluding commitments on unused lines of credit, which totaled $25.4 million.

         We intend to grow the Bank's branch network either through opening or acquiring branch offices. Three new branch offices and the relocation of one branch are planned for 2006. We also intend to actively consider the acquisition of local financial institutions as a means to expand our banking operations. We do not, however, have any current understandings, agreements or arrangements for the expansion of our business other than opening new branch office locations.

         The following table discloses our contractual obligations as of December 31, 2005.

                                                             Less Than                                       After
                                               Total          1 Year        1-3 Years      4-5 Years        5 Years
                                             --------        --------       ---------      ---------        -------
Certificates of deposit...............       $366,461        $269,116       $ 86,438        $10,538         $   369
Other borrowed funds (1)..............        266,600         135,800         85,100         18,000          27,700
Rentals under operating leases........         12,227             970          1,849          1,593           7,815
                                             --------        --------        -------         ------         -------
   Total..............................       $645,288        $405,886       $173,387        $30,131         $35,884
                                             ========        ========        =======         ======         =======

------------------
(1) At December 31, 2005, other borrowed funds consisted of FHLB advances. Our borrowing limit with the FHLB was $255.7 million, excluding repurchase agreement advances, subject to collateral requirements, consisting of an overnight line of credit of $61.9 million, an adjustable rate line of credit of $61.9 million and a regular advance limit of $131.9 million.

         The following table discloses our commitments as of December 31, 2005.

                                               Total
                                              Amounts         Less Than                                      Over
                                             Committed        1 Year       1-3 Years       4-5 Years        5 Years
                                             ---------        ------       ---------       ---------        -------
Lines of credit (1)......................    $ 25,449         $    58       $1,009          $   334        $ 24,048
Other commitments to extend credit (1)..       79,071           8,370            -           27,442          43,259
                                             --------         -------       ------          -------        --------
   Total................................     $104,520         $ 8,428       $1,009          $27,776        $ 67,307
                                             ========         =======       ======          =======        ========

------------------
(1) Represents amounts committed to customers.

         For additional information about cash flows from operating, financing and investing activities, see the Consolidated Statements of Cash Flows.

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

         The Board of Directors has established an Asset/Liability Management Committee and Budget Committee, both of which consist of Directors Scott (Chairman), De Perez, Fiore, Gibbons and Putvinski. The Asset/Liability
Management Committee meets quarterly with management to review current investments: average lives, durations and re-pricing frequencies of loans and securities; loan and deposit pricing and production volumes and alternative funding sources; interest rate risk analysis; liquidity and borrowing needs; and, a variety of other assets and liability management topics. The management session of the Committee is held monthly with President Fiore presiding and senior management in attendance. The results of the quarterly and monthly meetings of the Committee are reported to the full Board at its regular meetings. In addition, the Budget Committee generally meets during the fourth quarter each year, with the goal of developing an annual business and operating plan for presentation to the full Board.

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

         Quantitative Analysis. Management actively monitors its interest rate risk exposure. The Bank's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Bank uses the OTS Net Portfolio Value
(NPV) Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and the net portfolio value are potentially affected by a 100 to 300 basis point (1/100th of a percentage point) upward and downward shift (shock) in the Treasury yield curve.

         The following table presents the Bank's interest rate risk exposure as measured by the OTS NPV Model as of December 31, 2005. The net portfolio value is calculated by the OTS, based on information provided by the Bank. At December 31, 2005, the Bank was in compliance with the interest rate risk limits established by the Board of Directors, as set forth below:

                                                          NPV as % of
                        Net Portfolio Value (NPV)   Present Value of Assets
                        -------------------------  ------------------------         Basis
Changes in Rates         $ Amount      $ Change     % Change  NPV Ratio         Point Change
----------------         --------      --------     --------  ---------         ------------
                         (Dollars in thousands)
+200 basis points......    75,531      (26,211)      (26)        8.03%              (238)
+100 basis points......    89,067      (12,674)      (12)        9.28%              (113)
0 basis points.........   101,741            -         -        10.41%                 -
-100 basis points......   112,060       10,319        10        11.28%                87
-200 basis points......   118,970       17,228        17        11.81%               140

------------------
The +300 and -300 basis points scenarios are not shown due to the prevailing interest rate environment.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

Report on Management's Assessment of Internal Control over Financial Reporting.

         The Company is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

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

         Management assessed the Company's system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2005, the Company's system of internal control over financial reporting is effective and meets the criteria of the "Internal Control - Integrated Framework." Grant Thornton LLP, independent registered public accounting firm, has issued their report on management's assessment of the Company's internal control over financial reporting.

/s/John S. Fiore                             /s/A. Richard Abrahamian
------------------------                     -----------------------------
John S. Fiore                                A. Richard Abrahamian
President and                                Senior Vice President and
Chief Executive Officer                      Chief Financial Officer

February 22, 2006                            February 22, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Synergy Financial Group, Inc.

         We have audited management's assessment, included in the accompanying Report on Management's Assessment of Internal Control over Financial Reporting, that Synergy Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synergy Financial Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

         In our opinion, management's assessment that Synergy Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Synergy Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 22, 2006 expressed an unqualified opinion on those financial statements.

/s/Grant Thornton LLP

Philadelphia, Pennsylvania
February 22, 2006

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

Board of Directors and
Shareholders of Synergy Financial Group, Inc.

         We have audited the accompanying consolidated balance sheets of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Synergy Financial Group, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/Grant Thornton LLP

Philadelphia, Pennsylvania
February 22, 2006

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                      December 31,
                                                                 ----------------------
                                                                    2005         2004
                                                                 ---------    ---------
ASSETS
Cash and amounts due from banks ..............................   $   4,635    $   4,687
Interest-bearing deposits with banks .........................       1,948        1,759
                                                                 ---------    ---------
Cash and cash equivalents ....................................       6,583        6,446
Investment securities available-for-sale, at fair value ......      85,319      134,360
Investment securities held-to-maturity (fair value of
   $93,575 and $111,154, respectively) .......................      95,621      110,584
Federal Home Loan Bank of New York stock, at cost ............      13,263       10,771
Loans receivable, net ........................................     733,183      561,687
Accrued interest receivable ..................................       3,313        2,751
Property and equipment, net ..................................      18,570       16,814
Cash surrender value of bank-owned life insurance ............      13,138       12,637
Other assets .................................................       4,897        4,627
                                                                 ---------    ---------
     Total assets ............................................   $ 973,887    $ 860,677
                                                                 =========    =========

LIABILITIES
Deposits .....................................................   $ 606,471    $ 538,916
Other borrowed funds .........................................     266,600      212,414
Advance payments by borrowers for taxes and insurance ........       2,215        1,702
Accrued interest payable on advances .........................         611          385
Dividends payable ............................................         623          498
Other liabilities ............................................       2,117        2,720
                                                                 ---------    ---------
     Total liabilities .......................................     878,637      756,635
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock; $0.10 par value, 5,000,000 shares authorized;
   issued and outstanding - none .............................           -            -
Common stock; $0.10 par value, 20,000,000 shares authorized;
   Issued - 12,471,481 in 2005 and 12,452,011 in 2004
   Outstanding - 11,545,881 in 2005 and 12,452,011 in 2004 ...       1,247        1,245
Additional paid-in capital ...................................      85,959       86,177
Retained earnings ............................................      32,794       30,603
Unearned ESOP shares .........................................      (5,282)      (5,962)
Unearned RSP compensation ....................................      (2,567)      (3,391)
Treasury stock acquired for the RSP, at cost: 363,037
   in 2005 and 387,043 in 2004 ...............................      (4,124)      (4,343)
Treasury stock, at cost: 925,600 in 2005 and -0- in 2004 .....     (11,426)           -
Accumulated other comprehensive loss, net ....................      (1,351)        (287)
                                                                 ---------    ---------
     Total stockholders' equity ..............................      95,250      104,042
                                                                 ---------    ---------
     Total liabilities and stockholders' equity ..............   $ 973,887    $ 860,677
                                                                 =========    =========

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                          For the year ended December 31,
                                                          -------------------------------
                                                            2005        2004       2003
                                                          --------    --------   --------
Interest income
   Loans, including fees ..............................   $ 37,738    $ 28,258   $ 25,548
   Investment securities ..............................      8,261       7,980      4,401
   Other ..............................................        572         162        117
                                                          --------    --------   --------
     Total interest income ............................     46,571      36,400     30,066

Interest expense
   Deposits ...........................................     12,859       9,114      8,936
   Other borrowed funds ...............................      8,889       4,078      1,750
                                                          --------    --------   --------
     Total interest expense ...........................     21,748      13,192     10,686
     Net interest income before
       provision for loan losses ......................     24,823      23,208     19,380
                                                          --------    --------   --------
Provision for loan losses .............................      1,860       1,492      1,115
                                                          --------    --------   --------
     Net interest income after
       provision for loan losses ......................     22,963      21,716     18,265
                                                          --------    --------   --------

Other income
   Service charges and other fees on
     deposit accounts .................................      2,105       2,182      1,713
   Net gains on sales of mortgage loans ...............          -           -         18
   Net (losses) gains on sales of investment securities        (26)         38        156
   Commissions ........................................        855         517        118
   Other ..............................................        917         547        629
                                                          --------    --------   --------
     Total other income ...............................      3,851       3,284      2,634

Other expenses
   Salaries and employee benefits .....................     10,801       9,948      7,739
   Premises and equipment .............................      3,807       3,800      3,757
   Occupancy ..........................................      2,245       1,911      1,904
   Professional services ..............................        796         703        482
   Advertising ........................................        975         822        794
   Other operating ....................................      1,137       1,197        900
                                                          --------    --------   --------
     Total other expenses .............................     19,761      18,381     15,576
   Income before income tax expense ...................      7,053       6,619      5,323
                                                          --------    --------   --------
Income tax expense ....................................      2,560       2,416      1,911
                                                          --------    --------   --------
     Net income .......................................   $  4,493    $  4,203   $  3,412
                                                          ========    ========   ========

Per share of common stock
   Basic earnings per share ...........................   $   0.41    $   0.38   $   1.05
                                                          ========    ========   ========
   Diluted earnings per share .........................   $   0.40    $   0.37   $   1.05
                                                          ========    ========   ========
   Basic weighted average shares outstanding ..........     10,911      11,009      3,235
                                                          ========    ========   ========
   Diluted weighted average shares outstanding ........     11,306      11,276      3,260
                                                          ========    ========   ========

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                  (Dollars in thousands, except share amounts)

                                                                                     Treasury              Accumulated
                               Common stock                                 Unearned   stock              comprehensive
                             ---------------- Additional          Unearned    RSP    acquired                income
                               Shares     Par  paid-in- Retained    ESOP    compen-  for the    Treasury     (loss),
                               issued    value capital  earnings   shares   sation     RSP       stock         net       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
JANUARY 1, 2003..........    3,344,252   $334  $13,644  $ 24,446  $(1,125)  $     -  $      -  $       -     $  573     $37,872
   Net Income............            -      -        -     3,412        -         -         -          -          -       3,412
   Other comprehensive
     income, net of
     reclassification
     adjustment and
     taxes...............            -      -        -         -        -         -         -          -       (722)       (722)
                                                                                                             ------     -------
Total comprehensive
  income.................                                                                                                 2,690
                                                                                                                        -------
   Common stock held by
     ESOP committed
     to be released
     (3,879 shares).......           -      -      174         -      116         -         -          -          -         290
   Common stock awarded
     through RSP
     Plan (56,685 shares).           -      -    1,190         -        -    (1,190)        -          -          -           -
   Compensation
     recognized under
     RSP Plan.............           -      -        -         -        -       179         -          -          -         179
   Common stock held by
     RSP (5,000 shares)...           -      -        -         -        -         -      (103)         -          -        (103)

BALANCE AT
DECEMBER 31, 2003.........   3,344,252    334   15,008    27,858   (1,009)   (1,011)     (103)         -       (149)     40,928
                             ---------   ----  -------  --------  -------   -------  --------  ---------     ------     -------
   Net income.............           -      -        -     4,203        -         -         -          -          -       4,203
   Other comprehensive
     loss, net of
     reclassification
     adjustment and taxes.           -      -        -         -        -         -         -          -       (138)       (138)
                                                                                                             ------     -------
Total comprehensive
  income..................                                                                                                4,065
                                                                                                                        -------
   Net proceeds of
     stock offering
     and issuance of
     common stock.........   9,107,759    911   68,348         -        -         -         -          -          -      69,259
   Dividends declared.....           -      -        -    (1,458)       -         -         -          -          -      (1,458)
   Common stock acquired
     by ESOP (562,873
     shares)..............           -      -        -         -   (5,628)        -         -          -          -      (5,628)
   Common stock held by
     ESOP committed
     to be released
     (99,624 shares)......           -      -      372         -      675         -         -          -          -       1,047
   Common stock issued by
     RSP Plan (41,573
     shares)..............           -      -     (408)        -        -         -       408          -          -           -
   Common stock awarded
     through RSP Plan
     (281,437 shares).....           -      -    2,857         -        -    (2,857)        -          -          -           -


                                                                                             Treasury           Accumulated
                                      Common stock                                  Unearned  stock            comprehensive
                                  ------------------ Additional           Unearned    RSP    acquired             income
                                    Shares     Par    paid-in-  Retained    ESOP    compen-  for the   Treasury   (loss),
                                    issued    value   capital   earnings   shares   sation      RSP      stock     net        TOTAL
                                 ---------------------------------------------------------------------------------------------------
   Compensation recognized
     under RSP Plan..............          -       -        -         -         -       477         -          -        -       477
   Common stock repurchased
     for RSP plans
     (410,001 shares)............          -       -        -         -         -         -    (4,648)         -        -    (4,648)

BALANCE AT DECEMBER 31, 2004..... 12,452,011   1,245   86,177    30,603    (5,962)   (3,391)   (4,343)         -     (287)  104,042
                                  ==========  ======  =======   =======   =======   =======   =======             =======  ========
   Net income....................          -       -        -     4,493         -         -         -          -        -     4,493
   Other comprehensive
     loss, net of
     reclassification
     adjustment and taxes........          -       -        -         -         -         -         -          -   (1,064)   (1,064)
                                                                                                                  -------  --------
Total comprehensive income.......                                                                                             3,429
                                                                                                                           --------
   Dividends declared............          -       -        -    (2,302)        -         -         -          -        -    (2,302)
   Common stock issued
     for options exercised
     (19,470 shares).............     19,470       2      114         -         -         -         -          -        -       116
   Common stock held by
     ESOP committed to be
     released (99,624 shares)....          -       -      542         -       680         -         -          -        -     1,222
   Common stock issued by RSP
     Plan (87,857 shares)........          -       -     (984)        -         -         -       984          -        -         -
   Other stock compensation
     plan activity,
     including tax benefits......          -       -      110         -         -       138         -          -        -       248
   Compensation recognized
     under RSP Plan..............          -       -        -         -         -       686         -          -        -       686
   Common stock repurchased for
     RSP plans (63,851 shares)...          -       -        -         -         -         -      (765)         -        -      (765)
   Treasury stock purchased
     (925,600 shares)............          -       -        -         -         -         -         -    (11,426)       -   (11,426)

BALANCE AT DECEMBER 31, 2005..... 12,471,481  $1,247  $85,959   $32,794   $(5,282)  $(2,567)  $(4,124)  $(11,426) $(1,351) $ 95,250
                                  ==========  ======  =======   =======   =======   =======   =======   ========  =======  ========

The accompanying notes are an integral part of this statement.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                              For the year ended December 31,
                                                            -----------------------------------
                                                               2005         2004         2003
                                                            ---------    ---------    ---------
Operating activities
   Net income ...........................................   $   4,493    $   4,203    $   3,412
   Adjustments to reconcile net income to net
       cash provided by operating activities
     Depreciation and amortization ......................       1,516        1,442        1,878
     Provision for loan losses ..........................       1,860        1,492        1,115
     Deferred income taxes ..............................      (1,316)        (395)        (456)
     Amortization of deferred loan fees .................        (108)         (27)         101
     Amortization of premiums on investment securities ..         864        1,374        1,788
     Net losses (gains) on sales of investment securities          26          (38)        (156)
     Mortgage loans originated for sale .................           -            -        2,307
     Mortgage loan sales ................................           -            -       (2,325)
     Release of ESOP shares .............................       1,222        1,047          290
     Compensation under RSP plan ........................         686          477          179
     Increase in accrued interest receivable ............        (562)        (730)        (388)
     Decrease (increase) in other assets ................       1,293         (241)        (933)
     (Decrease) increase in other liabilities ...........        (603)       1,461         (342)
     Increase in cash surrender value of
       bank-owned life insurance ........................        (501)        (162)        (365)
     Increase (decrease) in accrued
       interest payable on advances .....................         226          266          (46)
                                                            ---------    ---------    ---------
       Net cash provided by operating activities ........       9,096       10,169        6,059
                                                            ---------    ---------    ---------

Investing activities
   Purchase of investment securities held-to-maturity ...     (12,536)     (93,010)     (18,561)
   Purchase of investment securities available-for-sale .      (1,911)     (63,478)    (119,495)
   Maturity and principal repayments of investment
     securities held-to-maturity ........................      27,310       14,447       19,087
   Maturity and principal repayments of investment
     securities available-for-sale ......................      36,379       51,287       53,295
   Purchase of property and equipment ...................      (3,272)        (636)      (1,313)
   Purchases of FHLB Stock ..............................      (2,492)      (7,127)      (1,788)
   Purchase of bank-owned life insurance ................           -      (10,000)           -
   Proceeds from sale of investment securities
     held to maturity ...................................           -          883            -
   Proceeds from sale of investment securities
     available-for-sale .................................      12,808          443        9,030
   Loan originations, net of principal repayments .......    (156,650)     (98,102)     (87,868)
   Purchase of loans ....................................     (16,597)     (30,465)      (6,486)
   Cash consideration paid to acquire First Bank
     of Central Jersey ..................................           -            -       (2,269)
   Cash and equivalents acquired from First Bank
     of Central Jersey ..................................           -            -        7,773
                                                            ---------    ---------    ---------
       Net cash used in investing activities ............    (116,961)    (235,758)    (148,595)
                                                            ---------    ---------    ---------

                                                     For the year ended December 31,
                                                   -----------------------------------
                                                      2005         2004         2003
                                                   ---------    ---------    ---------
Financing activities
   Net increase in deposits ....................   $  67,555    $  65,381    $  67,137
   Increase (decrease) in short-term
     Federal Home Loan Bank Advances ...........      55,625       (7,204)      35,729
   Proceeds from long-term Federal Home
     Loan Bank advances ........................      40,500      155,650       10,000
   Repayments of  long-term Federal Home
     Loan Bank advances ........................     (41,939)      (8,905)      (9,311)
   Increase in advance payments by borrowers
     for taxes and insurance ...................         513          120          168
   Dividends paid ..............................      (2,177)        (959)           -
   (Decrease) increase in stock
     subscriptions payable .....................           -      (38,322)      38,322
   Net proceeds from issuance of common stock ..           -       69,259            -
   Purchase of common stock for ESOP ...........           -       (5,629)           -
   Purchase of treasury stock ..................     (11,426)           -            -
   Proceeds from stock options exercised .......         116            -            -
   Purchase of treasury stock for the RSP Plan .        (765)      (4,648)        (103)
                                                   ---------    ---------    ---------
       Net cash provided by financing activities     108,002      224,743      141,942
                                                   ---------    ---------    ---------
       Net (decrease) increase in cash
         and cash equivalents ..................         137         (846)        (594)
Cash and cash equivalents at beginning of year .       6,446        7,292        7,886
                                                   ---------    ---------    ---------
Cash and cash equivalents at end of year .......   $   6,583    $   6,446    $   7,292
                                                   =========    =========    =========

Supplemental disclosure of cash flow information
   Cash paid during the year for income taxes ..   $   3,624    $   2,555    $   1,563
                                                   =========    =========    =========
   Interest paid on deposits and borrowed funds    $  21,973    $  12,903    $  10,732
                                                   =========    =========    =========

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003


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

         The Bank has twenty office locations, including its main office, and provides a range of financial services to individual and business customers through its branch network located in Middlesex, Monmouth, Morris and Union counties in New Jersey. Although the Bank offers numerous services, its lending activity has concentrated on residential, home equity, multi-family /
non-residential, automobile, commercial real estate-secured and commercial loans.

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

         The Bank is subject to regulations by certain federal agencies and, accordingly, it is periodically examined by those regulatory authorities. As a consequence of the regulation of banking activities, the Bank's business is particularly susceptible to being affected by future federal legislation and regulations.

Basis of Financial Statement Presentation
-----------------------------------------
         The accounting policies followed by the Company conform to accounting principles generally accepted in the United States of America and to predominant practice within the banking industry.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and its subsidiary Synergy Capital Investments, Inc. and Synergy Financial Services, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

Cash and Cash Equivalents
-------------------------
         The Company considers all cash on hand and in banks, and highly liquid investment securities debt instruments with original maturities of three months or less, to be cash equivalents.

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

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. The Bank does not have any derivative instruments at December 31, 2005, 2004 or 2003.

         In determining if and when a market value below amortized cost is other-than-temporary for its investment securities, the Company considers the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the Company's intent and ability to hold investments to allow for a recovery in market value in a reasonable period of time. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

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

         The Bank accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. At December 31, 2005, 2004 and 2003, the Bank's servicing loan portfolio approximated $5.8 million, $6.2 million and $8.1 million, respectively. As of December 31, 2005, 2004 and 2003, the Bank has not recorded mortgage serving assets due to the immateriality of amount that would have been capitalized based upon the limited amount of assets serviced by the Bank.

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

         The Securities and Exchange Commission ("SEC") recently released Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB No. 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB No. 105 is effective for all loan commitments accounted for as derivatives that are entered into after September 30, 2004. The adoption of SAB No. 105 did not have a material effect on the Company's consolidated financial statements.

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

                    Years Ended December 31, 2005, 2004, 2003

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

         The Company adopted FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2004. At December 31, 2005, the Company was not contingently liable for any financial and performance letters of credit. It is the Bank's practice to generally hold collateral and/or obtain personal guarantees supporting any outstanding letter of credit commitments. In the event that the Bank is required to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held, if any, and enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

         In 2001, the SEC issued SAB No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation and application of a systematic methodology for determining the allowance for loans and leases in accordance with U.S. GAAP and is effective upon issuance. SAB No. 102 did not have a material impact on the Company's financial position or results of operations.

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

                    Years Ended December 31, 2005, 2004, 2003

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

         The core deposit intangible is being amortized over approximately 8 years. Amortization expense for the year ended December 31, 2005 was approximately $111,000. The estimated annual amortization expense for the next four years is $111,000 for 2006 through 2009.

         The   carrying   amount  of  goodwill  as  of  December  31,  2005  was
approximately $302,000. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets, from its most recent testing, for the year ended December 31, 2005.

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

                    Years Ended December 31, 2005, 2004, 2003

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

                                                             As of December 31, 2005
                                                    ---------------------------------------
                                                                    Weighted
                                                      Income     average shares     Per share
                                                    (numerator)   (denominator)      amount
                                                    -----------   -------------      ------

Basic earnings per share
Income available to common stockholders..........    $ 4,493           10,911        $ 0.41
Effect of dilutive common stock equivalents......                         395          (.01)
                                                                       ------        ------

Diluted earnings per share
Income available to common stockholders
   plus assumed conversions......................    $ 4,493           11,306        $ 0.40
                                                     =======           ======        ======

                                                             As of December 31, 2004
                                                    ---------------------------------------
                                                                    Weighted
                                                      Income     average shares     Per share
                                                    (numerator)   (denominator)      amount
                                                    -----------   -------------      ------
Basic earnings per share
Income available to common stockholders..........    $ 4,203           11,009        $  .38
Effect of dilutive common stock equivalents......                         267          (.01)
                                                                       ------        ------

Diluted earnings per share
Income available to common stockholders
   plus assumed conversions......................    $ 4,203           11,276        $ 0.37
                                                     -======           ======        ======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

                                                             As of December 31, 2003
                                                    -----------------------------------------
                                                                    Weighted
                                                      Income     average shares     Per share
                                                    (numerator)   (denominator)      amount
                                                    -----------   -------------      ------
Basic earnings per share
Income available to common stockholders..........    $ 3,412            3,235        $ 1.05
Effect of dilutive common stock equivalents......                          25             -
                                                                        -----        ------
Diluted earnings per share
Income available to common stockholders
   plus assumed conversions......................    $ 3,412            3,260        $ 1.05
                                                     =======            =====        ======

Stock-Based Compensation
------------------------
         On April 22, 2003, stockholders' of the Company approved the 2003 Stock Option Plan and the 2003 Restricted Stock Plan. A total of 165,746 and 66,297 shares of common stock have been made available for granting under the Stock Option Plan and Restricted Stock Plan, respectively. During the year ended December 31, 2003, the Company granted 165,746 options to purchase common shares of the Company and issued 56,685 shares of restricted stock. Prior to April 22, 2003, the Company did not have a Stock Option Plan or a Restricted Stock Plan. As a result of the second step mutual-to-stock conversion, the shares made available for granting under the 2003 Stock Option Plan and Restricted Stock Plan converted to 617,086 and 211,031, respectively.

         At the Annual Meeting held on August 25, 2004 and reconvened on August 31, 2004, stockholders of the Company approved the Company's 2004 Stock Option Plan and the 2004 Restricted Stock Plan. A total of 703,591 and 281,436 shares of common stock have been made available for granting under the 2004 Stock Option Plan and 2004 Restricted Stock Plan, respectively. During the year ended December 31, 2004, the Company granted 694,569 options to purchase common shares of the Company and issued 277,283 shares of restricted stock.

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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

                                                         For the year ended December 31,
                                                         -------------------------------
                                                         2005         2004         2003
                                                        ------       ------       ------
Net income, as reported..........................       $4,493       $4,203       $3,412
Add expense recognized for the Restricted
   Stock Plan, net of related tax effect.........          439          305          107
Less total Stock Option and Restricted Stock Plan
   expense,  determined under the fair value
   method, net of related tax effect.............         (835)        (699)        (262)
                                                        ------       ------       ------
     Net income, pro forma.......................       $4,097       $3,809       $3,257
                                                        ======       ======       ======

Basic earnings per share:
   As reported...................................        $0.41        $0.38        $1.05
   Pro forma.....................................        $0.38        $0.35        $1.01
Diluted earnings per share:
   As reported...................................        $0.40        $0.37        $1.05
   Pro forma.....................................        $0.36        $0.34        $1.00

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options price model with the following weighted average assumptions utilized for grants in 2005: dividend yield of 2.00%; expected volatility of 32.51%; risk-free interest rate of 3.83%; and, expected life of five years. The following weighted average assumptions were utilized for grants in 2004: dividend yield of 1.60%; expected volatility of 32.85%; risk-free interest rate of 3.33%; and, expected life of five years. The following weighted average assumptions were utilized for grants in 2003: dividend yield of 0.00%; expected volatility of 29.44%; risk-free interest rate of 3.01%; and, expected life of five years.

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

Segment Reporting
-----------------
         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Bank has one operating segment and, accordingly, has one reportable segment, "Community Banking." All of the Bank's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Bank supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer, residential, multi-family / non-residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Bank as one operating segment.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

Advertising Costs
-----------------
         It is the Company's policy to expense advertising costs in the period in which they are incurred.

Comprehensive Income
--------------------
         Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

         The components of other comprehensive income and related tax effects are as follows (in thousands):

                                      For the year ended December 31, 2005
                                      ------------------------------------
                                           Before       Tax     Net of
                                             tax     (expense)   tax
                                           amount     benefit   amount
                                           ------     -------   ------
Unrealized gains (losses) on
   investment securities
   Unrealized holding gains
     (losses) arising during period.     $ (1,699)     $ 618   $ (1,081)
   Less reclassification
     adjustment for gains (losses)
     realized in net income.........          (26)         9        (17)
                                          -------       ----    -------
Other comprehensive
   income gain (loss), net.......        $ (1,673)     $ 609   $ (1,064)
                                         ========      =====   ========

                                        For the year ended December 31, 2004     For the year ended December 31, 2003
                                        ------------------------------------     ------------------------------------
                                            Before       Tax      Net of          Before          Tax      Net of
                                              tax     (expense)     tax             tax        (expense)     tax
                                            amount     benefit    amount          amount        benefit    amount
                                            ------     -------    ------          ------        -------    ------
Unrealized gains (losses) on
   investment securities
   Unrealized holding gains
     (losses) arising during period.      $  (179)     $  65     $ (114)         $  (962)       $ 343    $  (619)
   Less reclassification
     adjustment for gains (losses)
     realized in net income.........           38        (14)        24              156          (53)       103
                                          -------      -----     ------          -------        -----    -------
Other comprehensive
   income gain (loss), net..........      $  (217)     $  79     $ (138)         $(1,118)       $ 396    $  (722)
                                          =======      =====     ======          =======        =====    =======

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii)
evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position ("FSP") to provide additional implementation guidance. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (re-titled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than temporary impairment guidance, such as FASB Statement No. 115,
Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for
Investments in Common Stock. FASB Staff Position No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (the "FSP"), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

         In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment an Amendment of SFAS No. 123 and APB No. 25, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company anticipates adopting SFAS No. 123(R) under the modified prospective method, in which future option grants and existing unvested options will be expensed through the income statement.

         On March 29, 2005, the SEC released SAB 107, Share Based Payments. The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

         On April 14, 2005, the SEC voted unanimously to adopt a staff recommendation to delay the effective date of SFAS No. 123(R) for many public companies. Specifically, the new rule states that public companies do not have to comply with Statement No. 123(R) until the first quarter of the first fiscal year beginning after June 15, 2005, rather than the first quarterly or annual period beginning after that date, as originally prescribed by SFAS No. 123(R). As such, calendar year public companies must begin complying with SFAS No. 123(R) for their first quarterly period beginning in 2006.

         In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. This statement amends the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of non-monetary assets that do not have commercial substance. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the financial condition of the results of operations of the Company.

         In December 2003, the AICPA issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Company.

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

                    Years Ended December 31, 2005, 2004, 2003

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

         The Company sold 7,035,918 shares of its common stock in the Conversion at $10.00 per share for an aggregate sales price of $70,359,180. In addition, each share of common stock held by the public stockholders of its former Mid-tier Holding Company was converted into 3.7231 shares of common stock of the Company, resulting in an aggregate of 5,416,093 exchange shares. Cash was issued in lieu of fractional shares. Accordingly, the Company had 12,452,011 total shares outstanding following the Conversion, which was the adjusted maximum of the estimated valuation range.

         Net proceeds from the offering were $69.2 million, reflecting total offering expenses of approximately $1.2 million, including total underwriter's fees and expenses of $425,000. The net proceeds have been applied as follows:
(i) $45.0 million was used to make a capital contribution to the Bank, for general business purposes, including funding the origination of loans and investments in securities; (ii) $5.6 million was loaned to the Company's ESOP to enable the plan to buy 8% of the shares sold in the offering; and (iii) $18.6 million was retained by the Company as its initial capitalization to be used for general business purposes which may include investment in securities, repurchasing shares of the Company's common stock or paying cash dividends. A portion of the proceeds retained by the Company was invested in agency-issued mortgage-backed securities.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

NOTE C - INVESTMENT SECURITIES
------------------------------

         The amortized cost, gross unrealized gains and losses, and fair value of the Bank's investment securities available for sale and held to maturity are as follows (in thousands):

                                                                   December 31, 2005
                                              ---------------------------------------------------------
                                                                   Gross          Gross
                                               Amortized        unrealized     unrealized       Fair
                                                 cost              gains         losses         value
                                              ----------        ----------     ----------    ----------
Available-for-sale
U.S. government obligations.............       $  2,000           $   -        $   (94)      $  1,906
Mortgage-backed securities
   FHLMC................................         56,076               1         (1,331)        54,746
   FNMA.................................         28,334               5           (612)        27,727
Equity securities.......................          1,000               -            (60)           940
                                               --------           -----        -------       --------
     Total..............................       $ 87,410           $   6        $(2,097)      $ 85,319
                                               ========           =====        =======       ========
Held-to-maturity
Mortgage-backed securities
   FHLMC................................       $ 39,234           $   -        $  (976)      $ 38,258
   FNMA.................................         53,469               4         (1,059)        52,414
   GNMA.................................          2,908              11            (26)         2,893
Other debt securities...................             10               -              -             10
                                               --------           -----        -------       --------
     Total..............................       $ 95,621           $  15        $(2,061)      $ 93,575
                                               ========           =====        =======       ========

                                                                   December 31, 2004
                                              ---------------------------------------------------------
                                                                   Gross          Gross
                                               Amortized        unrealized     unrealized       Fair
                                                 cost              gains         losses         value
                                              ----------        ----------     ----------    ----------
Available-for-sale
U.S. Government obligations.............       $  2,500           $   -          $ (57)      $  2,443
Mortgage-backed securities
   FHLMC................................         82,597             208           (475)        82,330
   FNMA.................................         48,684             123           (213)        48,594
Equity securities.......................          1,029               9            (45)           993
                                               --------           -----          -----       --------
     Total..............................       $134,810           $ 340          $(790)      $134,360
                                               ========           =====          =====       ========
Held-to-maturity
Mortgage-backed securities
   FHLMC................................       $ 47,360           $ 229          $(256)      $ 47,333
   FNMA.................................         59,121             668           (124)        59,665
   GNMA.................................          4,093              53              -          4,146
Other debt securities...................             10               -              -             10
                                               --------           -----          -----       --------
     Total..............................       $110,584           $ 950          $(380)      $111,154
                                               ========           =====          =====       ========

         The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, by contractual maturity, at December 31, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

                                                  Available-for-sale              Held-to-maturity
                                               Amortized           Fair           Amortized    Fair
                                                 cost           value           cost           value
                                              ----------      ---------      ---------       --------
Due in one year or less.................       $    109       $     109       $      -       $      -
Due after one through five years........         33,040          32,219          9,113          8,872
Due after five through ten years........          4,831           4,658         42,906         41,701
Due after ten years.....................         48,430          47,393         43,592         42,992
Marketable equity securities and other..          1,000             940             10             10
                                               --------       ---------       --------       --------
                                               $ 87,410       $  85,319       $ 95,621       $ 93,575
                                               ========       =========       ========       ========

         Proceeds from the sales of investment securities during the years ended December 31, 2005, 2004 and 2003 were $12,808,000, $1,326,000 and $9,030,000, respectively. Gross gains realized on those sales were $14,000, $38,000, and $156,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and gross losses were $40,000, $0, and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and December 31, 2004, investment securities with a book value of $87,000 and $125,000, respectively, were pledged to secure public deposits and for other purposes as provided by law.

         The tables  below  indicate the length of time  individual  securities,
both  held-to-maturity  and  available-for-sale,   have  been  in  a  continuous
unrealized loss position at December 31, 2005 and 2004 (in thousands):

December 31, 2005                                 Less than 12 months   12 months or longer          Total
-----------------                      Number     -------------------   -------------------  --------------------
                                         of        Fair   Unrealized     Fair   Unrealized     Fair    Unrealized
Description of Securities            securities    value    losses       value    losses       value     losses
-------------------------            ----------    -----    ------       -----    ------       -----     ------
U.S. Government agency securities.....     1      $     -  $     -     $ 1,906   $   (94)    $  1,906   $   (94)
Mortgage-backed securities............   167       92,048   (1,465)     80,617    (2,539)     172,665    (4,004)
                                         ---      -------  -------     -------   -------     --------   -------
Subtotal, debt investment securities..   168       92,048   (1,465)     82,523    (2,633)     174,571    (4,098)
Marketable equity securities..........     1            -        -         940       (60)         940       (60)
                                         ---      -------  -------     -------   -------     --------   -------
   Total temporarily impaired
     investment securities............   169      $92,048  $(1,465)    $83,463   $(2,693)    $175,511   $(4,158)
                                         ===      =======  =======     =======   =======     ========   =======

December 31, 2004                                 Less than 12 months   12 months or longer          Total
-----------------                     Number      -------------------   -------------------  --------------------
                                         of        Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
Description of Securities            securities    value     losses      value     losses      value     losses
-------------------------            ----------    -----     ------      -----     ------      -----     ------
U.S. Government agency securities.....     1      $ 1,942    $ (57)    $     -     $   -     $  1,942   $   (57)
Mortgage-backed securities............    89       87,698     (786)     22,737      (282)     110,435    (1,068)
                                         ---      -------    -----     -------     -----     --------   -------
Subtotal, debt investment securities..    90       89,640     (843)     22,737      (282)     112,377    (1,125)
Marketable equity securities..........     1          955      (45)          -         -          955       (45)
                                         ---      -------    -----     -------     -----     --------   -------
   Total temporarily impaired
     investment securities............    91      $90,595    $(888)    $22,737     $(282)    $113,332   $(1,170)
                                         ===      =======    =====     =======     =====     ========   =======

         Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are impaired as of December 31, 2005 and 2004.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

NOTE D - LOANS RECEIVABLE
-------------------------

         Major grouping of loans are as follows (in thousands):

                                                    December 31,
                                        -----------------------------------
                                           2005         2004         2003
                                        ---------    ---------    ---------
Mortgages:
   One- to four-family residential...   $ 243,188    $ 243,772    $ 224,734
   Multi-family / non-residential....     271,600      154,226       89,847
   Construction .....................       9,525        5,792        2,169
Automobile ..........................     185,812      146,148      109,277
Commercial ..........................      24,794       12,208        7,838
Other consumer ......................       3,830        3,720        3,816
                                        ---------    ---------    ---------
                                          738,749      565,866      437,681
Deferred loan fees and costs ........         197          248          178
Allowance for loan losses ...........      (5,763)      (4,427)      (3,274)
                                        ---------    ---------    ---------
                                        $ 733,183    $ 561,687    $ 434,585
                                        =========    =========    =========

         A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                         Year ended December 31,
                                      -----------------------------
                                        2005       2004       2003
                                      -------    -------    -------
Balance, beginning of period.......   $ 4,427    $ 3,274    $ 2,231
Provision for loan losses .........     1,860      1,492      1,115
Acquisition of First Bank .........         -          -        823
Recoveries ........................       330        434        441
Loans charged-off .................      (854)      (773)    (1,336)
                                      -------    -------    -------
Balance, end of period ............   $ 5,763    $ 4,427    $ 3,274
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

         As of December 31, 2005, 2004 and 2003, the Bank had $382,000, $264,000
and $348,000, respectively, of small homogenous loans that were classified as non-accrual and were collectively evaluated for impairment. If interest on these loans had been accrued, interest income would have increased by $5,000, $5,000, and $7,000, respectively, for the years ended December 31, 2005, 2004 and 2003. As of the end of these periods, there were no loans past due 90 days or more that are not on non-accrual status. The Bank's allowance for loan losses is attributable to loans held-for-investment and not loans held-for-sale.

         In the normal course of business, the Bank makes loans to certain officers, directors and their related interests. All loan transactions entered into between the Bank and such related parties were made on substantially the same terms and conditions as transactions with all other parties, other than a 1% discount for employees on the interest rate paid while the person remains an employee. In management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of these loans at December 31, 2005 and December 31, 2004 was approximately $4.5 million and $3.2 million, respectively. There were no loans to insiders other than those disclosed above.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

NOTE E - PROPERTY AND EQUIPMENT
-------------------------------

         Premises and equipment are summarized as follows (in thousands):

                                                                             December 31,
                                                 Estimated        ---------------------------------
                                                useful life         2005         2004         2003
                                                -----------       -------      --------     --------
Land ...................................         Indefinite       $ 2,704      $ 2,704      $ 2,704
Building and improvements...............       3 to 40 years       11,335       11,330       11,304
Furniture, equipment and automobiles....       3 to 12 years        8,239        7,313        6,843
Leasehold improvements..................       3 to 15 years        5,429        3,396        3,385
Property held for future office sites...        Indefinite            692          431          304
                                                                  -------      -------      -------
                                                                   28,399       25,174       24,540
Less accumulated depreciation
   and amortization.....................                           (9,829)      (8,360)      (6,920)
                                                                  -------      -------      -------
                                                                  $18,570      $16,814      $17,620
                                                                  =======      =======      =======

NOTE F - DEPOSITS
-----------------

         Deposits are summarized as follows (in thousands):

                                                      December 31,
                                           ---------------------------------
                                             2005        2004         2003
                                           --------    --------     --------
Demand accounts:
   Non-interest bearing.................   $ 58,152    $ 52,019     $ 45,259
   Interest bearing.....................      3,320       3,946          708
                                            -------    --------     --------
                                             61,472      55,965       45,967
Savings and club accounts...............     60,608      67,115       72,061
Money market deposit accounts...........    117,930     163,091      139,121
Certificates of deposit under $100,000..    246,778     147,984      175,871
Certificates of deposit over $100,000...    119,683     104,761       40,515
                                            -------    --------     --------
                                           $606,471    $538,916     $473,535
                                            =======    ========     ========

         Certificates of deposit over $100,000 are not insured by the FDIC.

         The scheduled maturities of certificates of deposit at December 31, 2005 are as follows (in thousands):

2006....................................       $269,116
2007....................................         72,414
2008....................................         14,024
2009....................................          7,493
Thereafter..............................          3,414
                                               --------
                                               $366,461
                                               ========

         Interest expense on deposits is as follows (in thousands):

                                                Year ended December 31,
                                              ---------------------------
                                               2005      2004      2003
                                              -------   -------   -------
Demand accounts ...........................   $    65   $    30   $    60
Savings, club and money market accounts....     3,399     3,048     1,695
Certificates of deposit ...................     9,395     6,036     7,181
                                              -------   -------   -------
                                              $12,859   $ 9,114   $ 8,936
                                              =======   =======   =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

NOTE G - OTHER BORROWED FUNDS
-----------------------------

1. Short-Term Borrowings
   ---------------------
         Short-term borrowings, which consist primarily of FHLB advances, generally have maturities of less than one year. The details of these borrowings are presented below (in thousands, except percentages):

                                       At or for the year ended December 31,
                                       -------------------------------------
                                           2005        2004        2003
                                         --------    --------    --------
Average balance outstanding .........    $ 75,411    $ 33,618    $ 35,413
Maximum amount outstanding at
   any month-end during the period...     115,000      48,975      69,300
Balance outstanding at period end          86,650      31,025      38,229
Weighted-average interest
   rate during the period ...........        3.59%       1.61%       1.21%
Weighted-average interest
   rate at period end ...............        4.13%       2.42%       1.17%

         The Bank also has a $30 million line of credit with a correspondent bank. At December 31, 2005, there was no balance outstanding on this line of credit.

2. Long-Term Borrowings
   --------------------
         At December 31, 2005, long-term borrowings, which consist of FHLB advances, totaled $180.0 million. Advances consist of fixed-rate advances that will mature within one to nine years. The advances are collateralized by FHLB stock and qualifying real estate first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.76%. Unused overnight lines of credit at the FHLB at December 31, 2005 were $11.6 million.

         As of December 31, 2005 long-term FHLB advances mature as follows (in thousands):

2006....................................       $ 49,150
2007....................................         50,000
2008....................................         35,100
2009....................................          8,000
2010....................................         10,000
Thereafter..............................         27,700
                                               --------
                                               $179,950
                                               ========

NOTE H - BENEFIT PLANS
----------------------

1. Supplemental Executive Retirement Plans
   ---------------------------------------
         The Company had established a Supplemental Executive Retirement Plan ("SERP") for the benefit of its Chief Executive Officer ("CEO"). In connection therewith, the Company purchased a life insurance policy to satisfy its benefit obligation thereunder. This policy was held within a Rabbi Trust. The cash surrender value of the life insurance policy related to this SERP was approximately $2,452,000, and $2,475,000 at December 31, 2004 and 2003,
respectively. The present value of future benefits was being accrued over the term of employment. Under the terms of the SERP, the Bank accrued an annual expense that was projected to furnish the CEO an annual pension benefit upon retirement at age 60 of approximately $102,000 per year for a period of fifteen years. These annual expense accruals were paid to the trust for the benefit of the CEO. The SERP expense for the years ended December 31, 2004 and 2003 was approximately $34,000 and $24,000, respectively.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

         On December 16, 2004, the Board terminated this SERP agreement, and paid the accrued plan assets of approximately $48,000 to the CEO. A new SERP agreement was subsequently adopted with an effective date of January 1, 2005. The new SERP will provide benefits to the CEO in an amount equal to 70% of his final salary upon retirement at age 60, payable for life, reduced by the projected value of benefits payable to the CEO, as follows: (i) 50% of the estimated benefits from the Federal Social Security system; (ii) the account value from the 401(k) Savings Plan attributable to any Company contributions or matching contributions; (iii) the account value from the ESOP; (iv) the account value from any other Code Section 401(a) tax-qualified retirement plans of the Company or its affiliates that are implemented at any time after the SERP effective date; and (v) the account value from the ESOP benefits equalization plan. The minimum benefit under the new SERP will be an annual benefit of approximately $102,000 upon retirement at age 60 for life, but in no event for a period of less than 15 years. The cash surrender value of the life insurance policy related to this SERP was approximately $2,545,000 at December 31, 2005. Under the terms of the new SERP, the Bank will determine annually the projected future benefits and set aside an annual accrual as determined necessary in accordance with generally accepted accounting principles. The plan expense for the year ended December 31, 2005 was approximately $63,000.

         The Company also adopted a SERP for the benefit of other executive officers. This plan requires an annual accrual equal to ten percent of each participant's base salary to be credited to the plan reserve. Plan reserves earned interest at an annual rate equal to the greater of the Bank's cost of funds or 4%. The accumulated deferred compensation account for each executive officer was to be payable to each participant at anytime following termination of employment after three years following the SERP's implementation, the death or disability of the executive officer or termination of employment following a change in control of the Bank, whereby the Bank or the Company is not the resulting entity. In December, 2004 the Board of Directors adopted a plan amendment that adjusted the plan reserves annual earnings rate to The Wall Street Journal "prime rate" plus 100 basis points, with a minimum rate of 4% and a maximum rate of 10%. The amendment also provides participants the ability to request that plan assets be invested in Synergy Financial Group, Inc. common stock. The effective date of this amendment is January 1, 2005. Plan expense for the years ended December 31, 2005, 2004 and 2003 was approximately $47,000, $48,000 and $38,000, respectively.

         In addition, the Company paid its former chief financial officer previously-expensed accumulated plan assets of approximately $36,000 in April, 2005.

2. Benefits Equalization Plan
   --------------------------
         The Company's Retirement Benefits Equalization Plan ("BEP") provides the participating executives with the same level of benefits that all other employees are eligible to receive under the Company's Employee Stock Ownership Plan and 401(k) Savings Plan without regard to the limitations on levels of compensation and annual benefits imposed under Sections 401(a)(17) and 415 of the Internal Revenue Code. Specifically, the Plan provides benefits to executive officers that cannot be provided under the Employee Stock Ownership Plan and 401(k) Savings Plan as a result of limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code, but that would have been provided under the Employer Stock Ownership Plan and the 401(k) Savings Plan, but for these Internal Revenue Code limitations. For example, this plan provides participants with a benefit for any compensation that they may earn in excess of $210,000 per year (as indexed) comparable to the benefits earned by all participants under the Employee Stock Ownership Plan and the 401(k) Savings Plan for compensation earned below that level. The actual value of benefit under this Plan and the annual financial reporting expense associated with this plan will be calculated annually based upon a variety of factors, including the annual value of benefits for participants determined under the Employee Stock Ownership Plan and the 401(k)

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

Savings Plan each year, the applicable limitations under the Internal Revenue Service Code that are subject to adjustment annually and the salary of each participant at the such time. Generally, benefits under the plan will be taxable to each participant at the time of receipt of such payment, and the Company will recognize a tax-deductible compensation expense at such time. Plan expense for the year ended December 31, 2005 amounted to approximately $39,000.

3. Phantom Stock Plan
   ------------------
         Prior to the reorganization and stock offering as described in Note B, the Company maintained a phantom stock and phantom option plan for the benefit of its CEO. Under the plan, the CEO was awarded phantom stock and options, the value of which was determined annually based upon a valuation of the Company assuming it was a stock company. The phantom stock and phantom option plan for the benefit of the chief executive officer was replaced by a Deferred Compensation Plan in September, 2002 and the Company paid the CEO deferred plan assets of approximately $57,000 in December, 2005.

4. Employee Stock Ownership Plan
   -----------------------------
         In September, 2002, the Board of Directors approved an ESOP. The ESOP is designed to provide eligible employees the advantage of ownership of Company stock. Employees are eligible to participate in the Plan after reaching age twenty-one, completion of one year of service and working at least one thousand hours of consecutive service during the year. Contributions are allocated to eligible participants on the basis of compensation. The ESOP borrowed $1,163,800 from the Bank to fund the purchase of 116,380 shares of common stock in connection with the September, 2002 initial public offering. As a result of the second-step mutual-to-stock conversion, the ESOP shares converted to 433,293 shares based on the exchange ratio of 3.7231.

         In connection with the January, 2004 second-step mutual-to-stock conversion, the Company established an additional ESOP for eligible employees. The ESOP borrowed $5,629,000 from the Company to purchase 562,873 shares in the offering. These loans are payable in annual installments over ten years at a fixed annual interest rate equal to the prime rate as published in The Wall Street Journal on the origination date (4.0%), with interest payable quarterly. The loans can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits.

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

                                           2005         2004        2003 (1)
                                       -----------   -----------  -----------
Shares allocated or committed to
   be released to Participants .....       257,027       157,403       57,778
Unallocated shares .................       739,140       838,764      375,515
                                        ----------   -----------   ----------
   Total ESOP shares ...............       996,167       996,167      433,293
                                        ==========   ===========   ==========
Market value of unallocated shares..    $9,261,424   $11,272,988   $3,772,195

------------------
(1) Share and market values for the year ended December 31, 2003 reflect the exchange ratio of 3.7231 associated with the January, 2004 second-step mutual-to-stock conversion.

         The  Company   recorded  ESOP   compensation   expense  of  $1,222,000,
$1,047,000  and  $290,000  related to the  release of 99,624,  99,624 and 43,337 shares, for the years ended December 31, 2005, 2004 and 2003, respectively.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

5. 401 (k) Plan
   ------------
         All full-time employees of the Bank that meet certain age and service requirements are eligible to participate in the Bank-sponsored 401(k) Plan. Under the plan, participants may make contributions, in the form of salary reductions, up to the maximum Internal Revenue Code limit. The Bank contributes an amount to the plan equal to 100% of the first 5% of employee contributions. The Bank's contribution to these plans amounted to $207,000, $197,000 and $157,000 for 2005, 2004 and 2003, respectively.

6. Stock-Based Compensation
   ------------------------
   (a)  Restricted Stock Plans
        ----------------------
         At the Annual Meeting held on April 22, 2003, stockholders of the Company approved the 2003 Restricted Stock Plan. Prior to April 22, 2003, the Company did not have a Restricted Stock Plan. During the year ended December 31, 2003, the Company issued 56,685 shares of restricted stock. The shares vest at a rate of 20% on each of five annual vesting dates, with an initial vesting date of April 22, 2004. As a result of the January 20, 2004 second-step mutual-to-stock conversion, the issued shares associated with the 2003 Restricted Stock Plan converted at the exchange ratio of 3.7231 to 211,031 shares. On June 4, 2003, the Company announced a stock repurchase program to acquire the shares associated with the 2003 Restricted Stock Plan. On November 9, 2004, the Company announced the completion of this repurchase program.

         At the Annual Meeting held on August 25, 2004 and reconvened on August 31, 2004, stockholders of the Company approved the Company's 2004 Restricted Stock Plan making 281,436 shares of common stock available for granting. During the year, the Company issued 277,283 shares of restricted stock. The shares vest at a rate of 20% on each of five annual vesting dates, with an initial vesting date of August 31, 2005. On November 9, 2004, the Company announced a stock repurchase program to acquire the shares associated with the 2004 Restricted Stock Plan. On March 30, 2005, the Company announced the completion of this repurchase program.

         A deferred compensation account for shares awarded under the restricted stock plans is recorded as a reduction of stockholders' equity. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Through December 31, 2005, the Company acquired all the necessary shares of stock for funding the restricted stock plans; such shares are included in treasury stock. The restricted stock is generally held in a trust for the benefit of the award recipient until it is vested. Awards outstanding vest in five annual installments commencing one year from the date of the award. As of December 31, 2005, 129,430 shares were distributed upon vesting, 28,000 shares were granted and 52,324 shares were forfeited under the RSP. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded. Compensation expense attributable to the RSP amounted to $686,000, $477,000 and $179,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

     (b) Stock Option Plans
         ------------------
         At the Annual Meeting held on April 22, 2003, stockholders of the Company approved the Company's 2003 Stock Option Plan making available 165,746 shares of common stock for granting. Prior to April 22, 2003, the Company did not have a Stock Option Plan. Under the 2003 Stock Option Plan, each stock option granted entitles the holder to purchase one share of the Company's common stock at an exercise price of not less than the fair market value of a share of common stock at the date of grant. Options granted vest over a five-year period from the date of grant and will expire no later than 10 years following the grant date. During the year ended December 31, 2003, the Company granted 165,746 options to purchase common shares of the Company. As a result of the January 20, 2004 second-step

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

mutual-to-stock conversion, the shares associated with the 2003 Stock Option Plan converted at the exchange ratio of 3.7231 to 617,086 shares.

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

         The following is a summary of the Company's stock option plans as of and for the years ended December 31, 2005 and 2004:

                                                 2005                      2004                      2003
                                        -------------------------  ------------------------   -----------------------
                                                      Weighted                  Weighted                  Weighted
                                                      Average                   Average                   Average
                                          Shares   Exercise Price   Shares   Exercise Price   Shares   Exercise Price
                                          ------   --------------   ------   --------------   ------   --------------
Outstanding at beginning of year....    1,311,209     $ 8.03        609,640     $ 5.59              -     $     -
Granted.............................       60,000      11.86        704,569      10.14        617,086        5.59
Exercised...........................      (19,470)      5.96              -          -              -           -
Forfeited...........................     (138,438)      8.04         (3,000)     10.15         (7,446)       5.59
Expired.............................            -          -              -          -              -           -
                                        ---------     ------      ---------     ------        -------     -------
Outstanding at end of year .........    1,213,301     $ 8.25      1,311,209     $ 8.03        609,640     $  5.59
                                        =========     ======      =========     ======        =======     =======
Exercisable at end of year..........      337,167     $ 7.29        121,298     $ 5.59              -           -
                                        =========     ======      =========     ======        =======     =======

------------------
(1) The number of options and the exercise price for the 2003 awards were adjusted for the exchange rate of 3.7231 shares in connection with the January 20, 2004 second step mutual-to-stock conversion.
(2) The outstanding balance at the end of 2003 includes 7,000 options that were reissued in 2004.

         The following table summarizes information about the stock options outstanding at December 31, 2005.

                                       Options Outstanding                               Options Exercisable
                   ----------------------------------------------------------     --------------------------------
                       Weighted
     Range of       Average Number    Remaining Contractual  Weighted Average                      Weighted Average
     Exercise         Outstanding         Life in Years       Exercise Price      Stock Options    Exercise Price
   -------------   -----------------  --------------------  -----------------     -------------   ----------------
   $        5.59        527,732                7.3               $ 5.59               211,093          $ 5.59
    9.53 - 10.15        624,569                8.7                10.14               125,874           10.14
   10.50 - 11.86         61,000                9.5                11.83                   200           10.50
   -------------      ---------                ---               ------               -------          ------
   $5.59 - 11.86      1,213,301                8.1               $ 8.25               337,167          $ 7.29
   =============      =========                ===               ======               =======          ======

7. Bank-Owned Life Insurance Program
   ---------------------------------
         The Bank's Board of Directors approved the establishment of a bank-owned life insurance program to be implemented and effective September 1, 2004. This program provides death benefit coverage to Bank officers and directors. This coverage continues after retirement. The Bank is the beneficiary of any benefit in excess of each officer's and director's death benefit amount.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

         In order to fund this program, the Bank invested a total of $10,000,000 in two bank-owned life insurance policies on July 14, 2004. The cash surrender value of the two policies totaled $10,593,000 and $10,185,000 at December 31, 2005 and 2004, respectively, and is reported on the Company's consolidated balance sheet. The Company reports any income from the policies as other income on the consolidated statement of operations. This income is not subject to tax.

NOTE I - INCOME TAXES
---------------------

         The   components  of  income  taxes  are   summarized  as  follows  (in
thousands):

                                                Year ended December 31,
                                        --------------------------------------
                                          2005           2004           2003
                                        -------        --------       --------
Current tax expense
Federal income......................    $ 3,456         $2,509          $1,601
State income........................        420            302             267
                                        -------         ------          ------
   Total current expense............      3,876          2,811           1,868
                                        -------         ------          ------

Deferred tax (benefit) expense
Federal income......................     (1,019)          (303)             42
State income........................       (297)           (92)              1
                                        -------         ------          ------
   Total deferred expense...........     (1,316)          (395)             43
                                        -------         ------          ------
     Total income tax expense.......    $ 2,560         $2,416          $1,911
                                        =======         ======          ======

         A reconciliation of income taxes computed at the statutory federal income tax rate (34%) to the reported income tax expense is as follows (in thousands):

                                                    Year ended December 31,
                                                -------------------------------
                                                  2005        2004       2003
                                                -------     --------   --------
Expected federal income tax expense..........    $2,398      $2,251      $1,809
Increase (decrease) in federal income tax
   expense resulting from state income tax,
   net of federal income tax effect..........        81         139         177
Tax exempt income............................         -         (55)       (124)
Other, net...................................        81          81          49
                                                -------      ------      ------
                                                 $2,560      $2,416      $1,911
                                                =======      ======     =======

         Deferred tax assets and (liabilities) consisted of the following (in thousands):

                                                     Year ended December 31,
                                                --------------------------------
                                                  2005        2004        2003
                                                -------     --------    --------
Deferred tax assets:
Allowance for loan loss.................        $ 2,200      $1,266     $   791
Depreciation............................            167           -           -
Unrealized losses on available-
   for-sale investment securities.......            742         163          84
Net operating loss carry over...........          1,476       1,509       1,542
Other...................................            147          82          48
                                                 ------       -----      ------
                                                  4,732       3,020       2,465
Valuation allowance.....................           (878)       (878)       (878)
                                                 ------       -----      ------
   Deferred tax assets..................        $ 3,854      $2,142     $ 1,587
                                                 ======       =====      ======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003


Deferred tax liabilities:
Deferred loan costs, net of fees........         $  196      $  139       $  123
Depreciation............................              -         167           57
Unrealized gains on available-
   for-sale investment securities.......              -           -            -
Purchase accounting, including
   core deposit intangibles.............            177         250          295
                                                 ------      ------       ------
   Deferred tax liabilities.............         $  373      $  556       $  475
                                                 ======       =====       ======
   Net deferred tax asset,
     included in other assets...........         $3,481      $1,586       $1,112
                                                 ======       =====       ======

         The Company has federal net operating loss carryovers acquired from First Bank of Central Jersey expiring as follows (in thousands):

Expiring                                         Amount
--------                                         ------
2018....................................         $  132
2021....................................          1,833
2022....................................          2,517
2023....................................            150
                                                 ------
                                                 $4,632
                                                 ======

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

         Estimated fair values have been determined by the Bank using what management believes to be the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2005 and 2004 are set forth below.

         For cash and due from banks and interest-bearing deposits with banks, the recorded book values of approximately $6,583,000 and $6,446,000 are deemed to approximate fair values at December 31,

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

2005, and 2004, respectively. The estimated fair values of investment and mortgage-backed securities are based on quoted market prices, if available. If quoted market prices are not available, the estimated fair values are based on quoted market prices of comparable instruments.

         The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar loan characteristics. The carrying value of accrued interest is deemed to approximate fair value.

                                                   December 31,
                                     -----------------------------------------
                                          2005                   2004
                                     -------------------   -------------------
                                    Carrying  Estimated   Carrying  Estimated
                                     amount   fair value   amount   fair value
                                     ------   ----------   ------   ----------
                                                (in thousands)
Investment securities ..........    $180,940   $178,894   $244,944   $245,514
Federal Home Loan Bank stock....      13,263     13,263     10,771     10,771
Loans receivable, net ..........     733,183    720,982    561,687    557,628
Cash surrender value of
   bank-owned life insurance....      13,138     13,138     12,637     12,637

         The estimated fair values of demand deposits, savings and certain money market deposit accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value.

                                                   December 31,
                                     -----------------------------------------
                                          2005                   2004
                                     -------------------   -------------------
                                    Carrying  Estimated   Carrying  Estimated
                                     amount   fair value   amount   fair value
                                     ------   ----------   ------   ----------
                                                (in thousands)
Time deposits....................   $366,461   $363,390   $252,745   $252,272
Other borrowed funds.............    266,600    264,512    212,414    212,601

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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

         The Bank had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

                                                December 31,
                                   --------------------------------------
                                     2005           2004           2003
                                   -------        --------       --------
Commitments to grant loans......  $ 79,071        $ 67,884       $ 45,451
Unfunded commitments under
   lines of credit..............    25,449          26,264         22,695
                                  --------        --------       --------
                                  $104,520        $ 94,148       $ 68,146
                                  ========        ========       ========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but primarily includes residential real estate located within New Jersey. At December 31, 2005, commitments to fund fixed rate loans amounted to $29.4 million with interest rates between 5.75% and 8.50%.

NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

1.   Lease Commitments
         Future approximate lease payments under non-cancelable operating leases at December 31, 2005 are due as follows (in thousands):

2006....................................        $   970
2007....................................            922
2008....................................            927
2009....................................            803
2010....................................            790
Thereafter..............................          7,815
                                                -------
                                                $12,227
                                                =======

         Total rent expense was approximately $787,000, $613,000 and $578,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

         The Company maintains six office locations within the corporate facilities of the Company's former credit union sponsor organization. These sites are available to the organization's employees and access to the public is restricted. As a result, the Company makes no rental payments for these branch locations. Each office is an average of 280 square feet with no public access and therefore very limited use. Management has evaluated the fair value of the annual rent which is not considered to have a material impact on the Bank's financial condition or results of operation. The locations are occupied pursuant to a written agreement that provides for two-year terms that are automatically renewed upon expiration unless written notice of termination is given by either party.

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

                    Years Ended December 31, 2005, 2004, 2003

NOTE M - CONDENSED FINANCIAL INFORMATION - PARENT CORPORATION ONLY
------------------------------------------------------------------

         Condensed financial information for Synergy Financial Group, Inc. (parent corporation only) follows (in thousands):

                            CONDENSED BALANCE SHEETS

                                                                       December 31,
                                                             -------------------------------
                                                               2005        2004       2003
                                                             --------    --------   --------
ASSETS
   Cash and cash equivalents .............................   $    301    $  2,403   $ 41,240
   Investment securities available for sale ..............      3,622       4,882          -
   Investment securities held to maturity ................      1,448       1,794          -
   Investment in subsidiaries, at equity .................     86,638      89,731     40,791
   Loan receivable from Bank for ESOP ....................      5,282       5,962          -
   Other assets ..........................................        116         742        652
                                                             --------    --------   --------
     Total assets ........................................   $ 97,407    $105,514   $ 82,683
                                                             ========    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Loan payable to Bank for ESOP .........................   $      -    $      -   $  1,009
   Stock subscriptions payable ...........................          -           -     38,322
   RSP obligation ........................................          -           -          -
   Other liabilities .....................................      2,157       1,472      2,424
   Stockholders' equity ..................................     95,250     104,042     40,928
                                                             --------    --------   --------
     Total liabilities and stockholders' equity ..........   $ 97,407    $105,514   $ 82,683
                                                             ========    ========   ========


                         CONDENSED STATEMENTS OF INCOME

                                                                 Year ended December 31,
                                                             -------------------------------
                                                              2005        2004       2003
                                                             --------    --------   --------
INCOME
   Equity in undistributed net earnings of subsidiaries...   $  4,396    $  3,973   $  3,537
   Net losses from sale of investments ...................         (2)          -          -
   Interest income .......................................        465         523          1
                                                       ...   --------    --------   --------
     Total income ........................................      4,859       4,496      3,538
                                                       ...
EXPENSES
   Other expenses ........................................        366         270         81
   Interest expenses ..................................             -          23         45
                                                             --------    --------   --------
     Total expenses ...................................           366         293        126
                                                       ...   --------    --------   --------
       Net income ........................................   $  4,493    $  4,203   $  3,412
                                                             ========    ========   ========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                                        -----------------------------------
                                                                           2005        2004        2003
                                                                         --------    --------    --------
OPERATING ACTIVITIES
   Net income ........................................................   $  4,493    $  4,203    $  3,412
   Adjustments to reconcile net income to net cash
     provided by operating activities
   Equity in undistributed income of subsidiary ......................     (4,396)     (3,973)     (3,537)
   Dividends received from subsidiary ................................      6,500           -           -
   Amortization, depreciation and other ..............................         53         550         423
   Loss on sale of investment securities .............................          2           -           -
   Decrease (increase) in other assets ...............................      2,490          65        (538)
   Increase in other liabilities .....................................        896         952       1,767
                                                                         --------    --------    --------
       Net cash provided by operating activities .....................     10,038       1,797       1,527
                                                                         --------    --------    --------

INVESTING ACTIVITIES
   Additional investment in subsidiaries .............................          -     (45,000)     (7,000)
   Principal repayments of investment securities available for sale...      1,073       1,026           -
   Principal repayments of investment securities held to maturity ....        340         229           -
   Purchase of investment securities available for sale ..............          -      (5,897)          -
   Purchase of investment securities held to maturity ................          -      (2,022)          -
   Proceeds from sale of investment securities available for sale ....         20           -
   Principal collected on ESOP loan ..................................        679           -           -
   ESOP loan advanced to Bank ........................................          -      (5,629)          -
                                                                         --------    --------    --------
       Net cash provided by (used in) investing activities ...........      2,112     (57,293)     (7,000)
                                                                         --------    --------    --------

FINANCING ACTIVITIES`
   (Repayments of) proceeds from stock subscriptions payable .........          -     (38,322)     38,322
   Purchase of treasury stock for RSP ................................       (765)     (4,648)       (103)
   Purchase of treasury stock ........................................    (11,426)          -           -
   Proceeds from stock options exercised .............................        116           -           -
   Net proceeds from issuance of common stock ........................          -      61,597           -
   Dividends paid ....................................................     (2,177)       (959)          -
   Repayments of Bank loan for ESOP ..................................          -      (1,009)       (116)
                                                                         --------    --------    --------
       Net cash (used in) provided by financing activities ...........    (14,252)     16,659      38,103
                                                                         --------    --------    --------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS ..................................................     (2,102)    (38,837)     32,630
Cash and cash equivalents at beginning of year .......................      2,403      41,240       8,610
                                                                         --------    --------    --------
Cash and cash equivalents at end of year .............................   $    301    $  2,403    $ 41,240
                                                                         ========    ========    ========

NOTE N - REGULATORY MATTERS
---------------------------

         The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OTS. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory guidelines. The Bank's capital amounts and classifications under the prompt corrective action guidelines are also subject to the qualitative judgments by the regulators about components, risk weightings and other factors.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2005, the Bank is considered well-capitalized under regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios, as set forth in the table below. There are no conditions or events that management believes have changed the institution's prompt corrective action category.

         The following table presents a reconciliation of GAAP capital and regulatory capital at the dates indicated for the Bank:

                                                       December 31,
                                                ---------------------------
                                                  2005      2004      2003
                                                -------   -------   -------
GAAP capital ................................   $86,368   $89,615   $40,791
Add: net unrealized losses on
     investment securities ..................     1,268       280       148
Less: goodwill and other intangible assets...       818       929       776
                                                -------   -------   -------
     Tangible and core capital ..............    86,818    88,966    40,163
Add: general allowance for loan losses ......     5,763     4,427     3,274
                                                -------   -------   -------
     Total regulatory capital ...............   $92,581   $93,393   $43,437
                                                =======   =======   =======

         The Bank's actual capital amounts and ratios are as follows (in thousands, except percentages):

                                                            OTS Requirements
                                    -------------------------------------------------------------------
                                                                                      Regulatory for
                                                                  Minimum            classification as
                                        Bank actual          capital adequacy        well capitalized
                                    -----------------       ------------------      ------------------
                                    Amount      Ratio       Amount      Ratio       Amount      Ratio
As of December 31, 2005:
Total risk-based capital
   (to risk-weighted assets)...... $92,581     12.84%       $57,687     8.00%       $72,108     10.00%
Tier I capital
   (to risk-weighted assets)......  86,818     12.04%           N/A       N/A        43,265      6.00%
Tier I capital
   (to adjusted total assets).....  86,818      8.96%        38,776     4.00%        48,470      5.00%
Tangible capital
   (to adjusted total assets).....  86,818      8.96%        14,541     1.50%           N/A        N/A

As of December 31, 2004:
Total risk-based capital
   (to risk-weighted assets)......  93,393     16.57%        45,077     8.00%        56,346     10.00%
Tier I capital
   (to risk-weighted assets)......  88,966     15.79%           N/A       N/A        33,808      6.00%
Tier I capital
   (to adjusted total assets).....  88,966     10.44%        34,075     4.00%        42,594      5.00%
Tangible capital
   (to adjusted total assets).....  88,966     10.44%        12,778     1.50%           N/A        N/A

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2005, 2004, 2003

NOTE O - SELECTED QUARTERLY FINANCIAL DATA
------------------------------------------

         Unaudited quarterly financial data is as follows (in thousands, except share data):

                                                          Year ended December 31, 2005
                                                 ----------------------------------------------
                                                  First       Second        Third       Fourth
                                                 quarter      quarter      quarter      quarter
                                                 -------      -------      -------      -------
Interest income.........................        $10,536       $11,468      $11,909      $12,658
Interest expense........................          4,513         5,050        5,809        6,376
                                                -------       -------      -------      -------
   Net interest income before
     provision for loan losses..........          6,023         6,418        6,100        6,282
Provision for loan losses...............            445           477          392          546
                                                -------       -------      -------      -------
   Net interest income after
     provision for losses...............          5,578         5,941        5,708        5,736
Other income............................            965           872        1,024          990
Other expenses..........................          4,724         5,036        5,056        4,945
                                                -------       -------      -------      -------
   Income before income tax expense.....          1,819         1,777        1,676        1,781
Income tax expense......................            699           672          568          621
                                                -------       -------      -------      -------
     Net income.........................        $ 1,120       $ 1,105      $ 1,108      $ 1,160
                                                =======       =======      =======      =======
Basic earnings per share................        $  0.10       $  0.10      $  0.10      $  0.11
                                                =======       =======      =======      =======
Diluted earnings per share..............        $  0.10       $  0.10      $  0.10      $  0.10
                                                =======       =======      =======      =======

                                                        Year ended December 31, 2004
                                               ----------------------------------------------
                                                 First       Second        Third       Fourth
                                                quarter      quarter      quarter      quarter
                                                -------      -------      -------      -------

Interest income.........................         $8,222        $8,357       $9,783      $10,038
Interest expense........................          2,571         2,821        3,761        4,039
                                                 ------        ------       ------      -------
   Net interest income before
     provision for loan losses..........          5,651         5,536        6,022        5,999
Provision for loan losses...............            369           336          429          358
                                                 ------        ------       ------      -------
   Net interest income after
     provision for losses...............          5,282         5,200        5,593        5,641
Other income............................            699           513          952        1,120
Other expenses..........................          4,312         4,241        4,897        4,931
                                                 ------        ------       ------      -------
   Income before income tax expense.....          1,669         1,472        1,648        1,830
Income tax expense......................            664           562          554          636
                                                 ------        ------       ------      -------
     Net income.........................         $1,005        $  910       $1,094      $ 1,194
                                                 ======        ======       ======      =======
Basic earnings per share................         $ 0.10        $ 0.08       $ 0.10      $  0.10
                                                 ======        ======       ======      =======
Diluted earnings per share..............         $ 0.10        $ 0.08       $ 0.09      $  0.10
                                                 ======        ======       ======      =======

Item  9.  Changes  In And  Disagreements  With  Accountants  On  Accounting  And
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

         On February 21, 2006, the Audit Committee of the Company's Board of Directors approved the dismissal of Grant Thornton LLP ("Grant Thornton") as the Company's independent certifying accountant. The Audit Committee's decision was ratified by the Board of Directors as a whole.

         The reports of Grant Thornton on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2005 and 2004, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Company's fiscal years ended December 31, 2005 and 2004, and in connection with the audit of the Company's consolidated financial statements for such periods, and for the period from January 1, 2006 to February 21, 2006, there were no disagreements or reportable events between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to such matter in connection with its audit reports on the Company's consolidated financial statements.

         Effective February 21, 2006, the Company engaged Crowe Chizek and Company LLC as its new independent certifying accountant. During the two most recent fiscal years and the subsequent interim period to the date hereof, the Company did not consult with Crowe Chizek and Company LLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed or (ii) the type of audit opinion that might be rendered on the Company's financial statements.

Item 9A. Controls And Procedures
--------------------------------

         The Company's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2005 were effective in ensuring material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management's Assessment of Internal Control Over Financial Reporting included in this Form 10-K under Item 8 "Financial Statements and Supplementary Data", management assessed the Corporation's system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, its system of internal control over financial reporting met those criteria and is effective. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K under Item 8.

         Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

Item 9B. Other Information
--------------------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Section 16(A) Beneficial Ownership Reporting Compliance

         The Common Stock of the Company is registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, as amended. The officers and directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock ("10% beneficial owners") are required by Section 16(a) of such act to file reports of ownership and changes in beneficial ownership of the Common Stock with the SEC and NASDAQ and to provide copies of those reports to the Company. The Company is not aware of any beneficial owner, as defined under Section 16(a), of more than 10% of its Common Stock. To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2005 fiscal year.

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

                                     Age at        Year First Elected  Current Term
Name                            December 31, 2005   or Appointed (1)     to Expire
                                -----------------   ----------------     ---------
Directors
---------
David H. Gibbons, Jr.                  35                 2001             2007
Nancy A. Davis                         66                 1977             2006
Magdalena M. De Perez                  55                 2001             2008
John S. Fiore                          48                 2000             2006
Kenneth S. Kasper                      51                 1993             2008
Paul T. LaCorte                        53                 2001             2007
George Putvinski                       57                 1993             2008
W. Phillip Scott                       54                 1996             2006
Albert N. Stender                      60                 1999             2007

Non-Director Executive Officers
-------------------------------
Kevin M. McCloskey                     47                  N/A              N/A
Kevin A. Wenthen                       51                  N/A              N/A
A. Richard Abrahamian                  46                  N/A              N/A

----------------
(1) Refers to the year the individual first became a director of the Bank. All directors of the Bank in March 2001 became directors of the Company at that time.

         Set forth below is the business experience for the past five years of each of the directors and executive officers of the Company.

         David H. Gibbons, Jr. was elected Chairman of the Board of Directors of the Company and the Bank in 2005. He has been a director of both organizations since 2001. Mr. Gibbons is a commercial real estate executive who is employed as Senior Vice President of Seagis Property Group, LP. He is also a director of Gibbons Realty Group, Inc. and David O. Evans, Inc., a construction and property management company. Active in the community, Mr. Gibbons serves as a Director of the Union County

Alliance and is a Past Chairman of the Board of Directors of Elizabeth Development Co. and the YMCA of Eastern Union County, where he continues to serve as a Director. He also serves as a Trustee for the National Association of Office and Industrial Properties, a commercial real estate trade and lobbying organization.

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

         Kenneth S. Kasper has served on the Board of Directors of the Company since its formation in 2001. He served as Chairman of the Company from 2001 until April 2005. He has been a director of the Bank since 1993, and served as Chairman of the Board of Directors of the Bank from 1998 to April 2005. Mr. Kasper is the Senior Director, Global Environmental, Health, Safety and Transportation Audits, for Schering-Plough Corporation, a pharmaceutical research and manufacturing company. He has worked for Schering-Plough since 1988. Mr. Kasper is also actively involved in civic activities, serving as Chairman of the Chester Borough Board of Adjustment, Director of the Board of Environmental Health & Safety Auditor Certifications ("BEAC"), and Treasurer of the Council of Engineering and Scientific Specialty Boards.

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

         Albert N. Stender has served on the Board of Directors of the Company since its formation in 2001, and the Bank since 1999. Mr. Stender is a self-employed attorney, who was formerly a partner with the law firm of Stender & Hernandez and Cranford municipal attorney. He is the managing member of

URANUT, LLC, a real estate investment company. Mr. Stender is also Corporate Secretary and a Director of the Cranford Chamber of Commerce, and served as Prosecutor for several municipalities in Union County.

         Kevin M. McCloskey has served as Senior Vice President and Chief Operating Officer since 2000. Prior to that time, Mr. McCloskey was the Vice President and Chief Operating Officer for Lakeview Savings Bank. Mr. McCloskey is the Chairman of the Board of Directors and President of the YMCA of Eastern Union County and is a Trustee of the Trinitas Health Foundation.

         Kevin A. Wenthen has served as Senior Vice President and Chief Administrative Officer since 1996 and as Secretary since 2002. Prior to joining Synergy, Mr. Wenthen was the President and Chief Executive Officer of KAW Marketing, Inc. and, prior to that, Vice President of Planning for Chemical Bank New Jersey, NA.

         A. Richard Abrahamian was appointed Senior Vice President and Chief Financial Officer during 2005. He was formerly a senior vice president with PNC Bank, responsible for evaluating opportunities for expansion and performance enhancement within the bank's retail banking network. Prior to that, he was Senior Vice President and Chief Accounting Officer at UnitedTrust Bank and Vice President and Controller at its parent company, United National Bancorp, from August, 1992 until their acquisition by PNC Bank in January, 2004.

Audit Committee

         The Audit Committee consists of Directors Stender (Chair), Davis, Kasper, LaCorte and Putvinski. All members of the Audit Committee are independent under the rules of the NASDAQ stock market. The Board of Directors has determined that Mr. Putvinski is an Audit Committee Financial Expert within the meaning of the regulations of the Securities and Exchange Commission. The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee typically meets every other month with the internal auditor and periodically as needed with the external auditors. Its main responsibilities include oversight of the internal and external auditors and monitoring of management and staff compliance with the Board's audit policies, and applicable laws and regulations.

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

Item 11. Executive Compensation
-------------------------------

Compensation of Directors

         Board Fees. For the year ended December 31, 2005, each director was paid an annual retainer of $6,000, which is paid in monthly installments of $500, a fee of $1,500 per Board meeting and a fee of $300 per committee meeting for each such meeting attended. The Chairman received an additional annual fee of $3,000. The total compensation paid to the directors for the year ended
December 31, 2005 was approximately $230,400. Directors who also serve as employees of the Bank do not receive compensation as directors.

Executive Compensation

         Summary Compensation Table. The following table sets forth the compensation awarded to or earned by the Company's President and Chief Executive Officer and certain other executive officers for the years shown. No other executive officer received a total annual salary and bonus in excess of $100,000 during the reporting period.

                                   Annual Compensation (1)        Long Term Compensation Awards
                              ------------------------------      -----------------------------
                                                                  Restricted        Securities             All
                             Fiscal                                  Stock          Underlying            Other
Name and Principal Position   Year       Salary      Bonus     Award(s) ($) (2)   Options/SARs(#)     Compensation
---------------------------   ----       ------      -----     ------------       ---------------     ------------
John S. Fiore,                2005      $345,000    $126,788       $      -          $      -           $156,939(3)
   President and Chief        2004       288,086     136,841        714,144           175,897             42,510
   Executive Officer          2003       220,450      78,260        293,480           152,743             60,953

Kevin M. McCloskey,           2005      $177,000    $ 65,048       $      -                 -           $ 26,983(4)
   Senior Vice President and  2004       161,000      76,475        253,750            63,200             24,815
   Chief Operating Officer    2003       140,000      42,700        133,114            74,462             39,333

Kevin A. Wenthen,             2005      $156,000    $ 57,330       $      -                 -           $ 23,329(5)
   Senior Vice President and  2004       148,500      70,538        253,750            63,200             23,165
   Chief Administrative Officer2003      135,000      41,175        133,114            74,462             37,896

A. Richard Abrahamian,        2005      $ 65,692    $ 25,725       $296,500            60,000           $  7,333(6)
   Senior Vice President and
   Chief Financial Officer

---------------------------------------
(1) All compensation set forth in the table, other than awards of stock options and restricted, was paid by the Bank
(2) Dividend rights associated with the restricted stock are accrued and held in arrears to be paid at the time the shares vest. As of December 31, 2005, the value of the restricted shares held by Messrs. Fiore, McCloskey, Wenthen and Abrahamian was $1,539,824, $611,802, $611,802 and $313,250,
     respectively.
(3) For 2005, includes payment of $56,977, representing all sums deferred and due under a previously-sponsored Phantom Stock and Phantom Option Plan that was terminated in 2002, the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $63,462, the Bank's contribution to the individual's account under a 401(k) Plan of $10,500, the Bank's contribution under the individual's Benefit Equalization Plan of $25,123 and $877 for term life insurance premium. The amount does not include the award of shares under the ESOP program for 2005, as this information was not available at the date of this report.
(4) For 2005, includes the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $17,700, the Bank's contribution to the individual's account under a 401(k) Plan of $8,835 and $448 for term life insurance premium. The amount does not include the award of shares under the ESOP program for 2005, as this information was not available at the date of this report.
(5) For 2005, includes the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $15,600, the Bank's contribution to the individual's account under a 401(k) Plan of $7,211 and $518 for term life insurance premium. The amount does not include the award of shares under the ESOP program for 2005, as this information was not available at the date of this report.
(6) For 2005, includes the Bank's contribution under the individual's Supplemental Executive Retirement Plan of $7,000 and $333 for term life insurance premium.

         The following table sets forth information concerning options granted during the year ended December 31, 2005. No other options were granted during 2005.

                                                                                           Potential Realizable
                                       Option Grants in 2005 Fiscal Year                     Value at Assumed
                      ---------------------------------------------------------------     Annual Rates of Stock
                                                                                          Price Appreciation for
                                               Individual Grants                                Option Term
                      ---------------------------------------------------------------           -----------

                                          Percent of
                                         Total Options
                          Number of Granted to Exercise
                      Options Employees in Price Expiration
Name                       Granted        Fiscal Year      ($/Share)           Date         5% ($)       10% ($)
----                       -------        -----------      ---------           ----         ------       -------
A. Richard Abrahamian      60,000            100%           $11.86            7/7/15        447,521    1,134,107


The following table sets forth information concerning options held as of December 31, 2005.

                  Aggregated Option Exercises in 2005 Fiscal Year and Fiscal Year End Option Values
                  ---------------------------------------------------------------------------------
                                                                                             Value of
                                                                                           In-the-money
                              Shares                           Number of Options              Options
                            Acquired On        Value        at Fiscal Year-end (#)    at Fiscal Year-end ($)
Name                       Exercise (#)    Realized ($)    Exercisable/Unexercisable Exercisable/Unexercisable
----                       ------------    ------------    ------------------------- -------------------------
John S. Fiore                    -               -             96,276 / 232,364         $507,739 / $970,932
Kevin M. McCloskey               -               -              42,425 / 95,237         $236,791 / $430,391
Kevin A. Wenthen                 -               -              42,425 / 95,237         $236,791 / $430,391
A. Richard Abrahamian            -               -                0 / 60,000               $0 / $40,200

         Employment Agreements. The Bank has entered into an employment agreement with Mr. Fiore. Mr. Fiore's base salary under the employment agreement for the year ended December 31, 2005 was $345,000. Mr. Fiore's employment agreement has a term of three years and may be terminated by the Bank for "cause" as defined in the agreement. If the Bank terminates Mr. Fiore's employment without just cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the agreement. The employment agreement contains a provision stating that after Mr. Fiore's employment is terminated in connection with any change in control, he will be paid a sum equal to approximately three times the average annual taxable compensation paid by the Bank during the preceding five calendar year period as reported on IRS Form W-2, Box 1 and IRS Form 1099. If payment had been made under the agreement as of December 31, 2005, the payment to Mr. Fiore would have equaled approximately $1,403,246. In addition, the Board has entered into Change in Control Severance Agreements with executive officers McCloskey, Wenthen and Abrahamian. Under such agreements, if their employment is terminated within twelve months of a change in control of the Bank, such individuals would receive severance benefits equal to approximately three times their average annual compensation. At December 31, 2005, such payments would have equaled approximately $717,065, $673,577 and $208,325, respectively, upon termination following a change in control. All payments to be made under these agreements shall be reduced as may be necessary so that such payments will not exceed the tax deductible limits under Section 280G of the Code.

         Supplemental Executive Retirement Plan. The Bank has established a Supplemental Executive Retirement Plan ("SERP") for the benefit of John S. Fiore, President and Chief Executive Officer which provides benefits to Mr. Fiore in an amount equal to 70% of his final salary upon retirement at age 60, payable for life, reduced by the projected value of benefits payable to Mr. Fiore as follows: (i) 50% of the estimated benefits from Federal Social Security system; (ii) the account value from the 401(k) Savings Plan attributable to any Company contributions or matching contributions; (iii) the account value from the ESOP, (iv) the account value from any other Code Section 401(a) tax-qualified retirement plans of the Company or its Affiliates implemented at any time after the SERP effective date; and (v) the account value from the ESOP benefits equalization plan. The minimum benefit under the SERP is an annual benefit of $102,366 upon retirement at age 60 for life, but in no event for a period of less than fifteen years. The Bank determines annually the projected future benefits and sets aside an annual accrual as determined necessary in accordance with generally accepted accounting principles.

         The Bank has also adopted a SERP for the benefit of senior officers, including Messrs. McCloskey, Wenthen and Abrahamian. This plan requires an annual accrual equal to ten percent of each participant's base salary to be credited to the plan reserve. Plan reserves earn interest at an annual rate equal to The Wall Street Journal "prime rate" plus 100 basis points, with a minimum rate of 4% and a maximum rate of 10%. Participants have the ability to request that plan assets be invested in the Company's common stock. The accumulated deferred compensation account for each executive officer is payable to each participant at any time following termination of employment after three years following the SERP's implementation, the death or disability of the executive officer or termination of employment following a change in control of the Bank, whereby the Bank or the Company is not the resulting entity.

         Deferred  Compensation Plan. The Bank sponsors a Deferred  Compensation
Plan that permits directors and officers to defer the receipt of compensation until a future date. Such deferred sums earn interest earnings at The Wall Street Journal "prime rate" plus 100 basis points, with a minimum of 4% and a maximum of 10%. Alternatively, such deferred amounts may be directed for investment in Company stock. Deferred sums are recognized as a financial reporting expense at the time of deferral. Generally, payments under the plan will be taxable to each participant at the time of receipt of such payment, and the Company will recognize a tax-deductible compensation expense at such time. At December 31, 2005, no directors or officers participated in, and no sums were invested in, the Deferred Compensation Plan.

         Benefits Equalization Plan. The Company's Retirement Benefits Equalization Plan ("BEP") provides the participating executives with the same level of benefits that all other employees are eligible to receive under the Company's Employee Stock Ownership Plan and 401(k) Savings Plan without regard to the limitations on levels of compensation and annual benefits imposed under Sections 401(a)(17) and 415 of the Internal Revenue Code. Specifically, the Plan provides benefits to executive officers that cannot be provided under the Employee Stock Ownership Plan and the 401(k) Savings Plan as a result of limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code, but that would have been provided under the Employee Stock Ownership Plan and the 401(k) Savings Plan, but for these Internal Revenue Code limitations. For example, this plan provides participants with a benefit for any compensation that they may earn in excess of $210,000 per year (as indexed) comparable to the benefits earned by all participants under the Employee Stock Ownership Plan and the 401(k) Savings Plan for compensation earned below that level. The actual value of benefits under this Plan and the annual financial reporting expense associated with this plan will be calculated annually based upon a variety of factors, including the actual value of benefits for participants determined under the Employee Stock Ownership Plan and the 401(k) Savings Plan each year, the applicable limitations under the Internal Revenue Code that are subject to adjustment annually and the salary of each participant at such time. Generally, benefits under the plan will be taxable to each participant at the time of receipt of such payment, and the Company will recognize a tax-deductible compensation expense at such time.

         Split Dollar Life Insurance Agreement. The Bank has entered into a Life Insurance Agreement with John S. Fiore, President and Chief Executive Officer, which shall provide a death benefit payable to Mr. Fiore's beneficiaries of $2.0 million.

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

         At present, the executive compensation program is comprised of salary, annual cash incentive opportunities, long-term incentive opportunities in the form of stock options and restricted stock awards, and miscellaneous benefits typically offered to executives in comparable corporations. The Committee considers the total compensation (earned or potentially available) in establishing each element of compensation so that total compensation paid is competitive with the market place, based on an independent consultant's survey of salary competitiveness of other financial institutions. The Committee is advised periodically by independent compensation consultants concerning salary competitiveness.

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

         Compensation of the Chief Executive Officer. Mr. Fiore has served as president and chief executive officer of the Company since its formation and as president and chief executive officer of the Bank since 1995. His salary for 2005 of $345,000 reflected the Board's assessment of compensation levels for the industry.

         Compensation Committee: David H. Gibbons, Jr. (Chair), Nancy A. Davis, Magdalena M. De Perez, Kenneth S. Kasper and Albert N. Stender

         Stock Performance Graph. Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Common Stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ U.S. Market Index and (b) the cumulative total shareholder return on stocks included in the SNL NASDAQ Thrift Index. The NASDAQ U.S. Market Index was prepared by the Center for Research in Security Prices (CRSP) at the University of Chicago, and the SNL Nasdaq Thrift Index was prepared by SNL Securities, LC, Charlottesville, Virginia. The SNL Thrift Index includes all thrift institutions traded on NASDAQ. The cumulative total return for both indices and for the Company is computed with the reinvestment of dividends that were paid during the period and assume the investment of $100 as of January 21, 2004 (the date the Company's common stock began trading on the NASDAQ Stock Market following the closing of the Company's second-step mutual-to-stock conversion on January 20, 2004). It is assumed that the investment in the Company's common stock was made at the initial public offering price of $10.00 per share.

                                [GRAPHIC OMITTED]

-----------------------------------------------------------------------------
                                           1/21/04     12/31/04    12/31/05
-----------------------------------------------------------------------------
NASDAQ U.S. Market Index                    $100         $102        $104
-----------------------------------------------------------------------------
SNL NASDAQ Thrift Index                      100          107          95
-----------------------------------------------------------------------------
Synergy Financial Group, Inc.                100          135         128
-----------------------------------------------------------------------------


         There can be no assurance that the Company's future stock performance will be the same or similar to the historical stock performance shown in the graph above. The Company neither makes nor endorses any predictions as to stock performance.

         Compensation Committee Interlocks and Insider Participation. The Compensation Committee during the year ended December 31, 2005, consisted of Directors Gibbons (Chair), Davis, De Perez, Kasper and Stender. During the year ended December 31, 2005, the Company had no "interlocking" relationships in which (i) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) an executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; and (iii) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

         Persons and groups owning in excess of 5% of the outstanding shares of Common Stock are required to file reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended. Other than as set forth in the following table, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at February 17, 2006.

                                                                                         Percent of Shares
                                                        Amount and Nature of                 of Common
Name and Address of Beneficial Owner                    Beneficial Ownership             Stock Outstanding
------------------------------------                    --------------------             -----------------
Synergy Financial Group, Inc. Bank Employee Stock
Ownership Plan Trust (the "ESOP")                            992,141 (1)                       8.7%
310 North Avenue East
Cranford, New Jersey 07016

Financial Edge Fund, L.P.
20 East Jefferson Avenue, Suite 22                          1,129,015 (2)                      9.9%
Naperville, Illinois 60540

All directors and executive officers of the
   Company as a group (12 persons)                           969,557 (3)                       8.3%

----------------
(1) These shares are held in a suspense account and are allocated among participants annually on the basis of compensation as the ESOP debt is repaid. Directors De Perez, Gibbons, Kasper, LaCorte, Putvinski and Stender serve as members of the ESOP Trustee Committee and Kevin A. Wenthen, Senior Vice President, and Janice L. Ritz, a Vice President of the Bank, serve as members of the ESOP Plan Committee. Shares which have not yet been allocated, and allocated shares for which no voting direction has been received from ESOP participants in a timely manner, are voted by the ESOP Trustee Committee as directed by the ESOP Plan Committee. Previously allocated shares for which voting direction has been received from ESOP participants and beneficiaries are voted by the ESOP Trustee Committee in accordance with such participant directions. As of February 17, 2006, 838,764 shares have not yet been allocated from the suspense account.
(2) As reported in an amended Schedule 13D filed by the beneficial owners with the Securities and Exchange Commission on February 8, 2006. The natural persons who control the Common Stock held by Financial Edge Fund, L.P. are John Palmer and Richard Lashley.
(3) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership. Excludes shares held by the ESOP (other than shares allocated to executive officers of the Company) over which certain directors, as ESOP Trustee Committee members, exercise shared voting power. Also excludes unvested shares held by the Synergy Financial Group, Inc. 2003 Restricted Stock Plan (the "2003 Restricted Stock Plan") and the Synergy Financial Group, Inc. 2004 Restricted Stock Plan (the "2004 Restricted Stock Plan") over which certain directors, as RSP Trustees, exercise shared voting power.

     (b) Security Ownership of Management

         The following table sets forth the number and percentage of shares of Common Stock beneficially owned by the directors and the executive officers of the Company as of February 17, 2006.

                                            Shares of
                                          Common Stock
                                          Beneficially            Percent
Name                                        Owned (1)             of Class
----                                        ---------             --------
Directors
David H. Gibbons, Jr.                      64,049(2) (3) (4)          *
Nancy A. Davis                             54,610(3)                  *
Magdalena M. De Perez                      24,027(2) (3)              *
John S. Fiore                             256,678(5)                2.2%
Kenneth S. Kasper                          61,195(2) (3) (6)          *
Paul T. LaCorte                            44,110(2) (3)              *
George Putvinski                           53,411(2) (3) (7)          *
W. Phillip Scott                           42,740(3) (8)              *
Albert N. Stender                          21,153(2) (3)              *

Executive Officers of the Company
Kevin M. McCloskey                        245,940(9) (10)           2.1%
Kevin A. Wenthen                           96,644(9)                  *
A. Richard Abrahamian                       5,000                     *

All directors and executive               969,557(11)               8.3%
   officers of the Company as
   a group (12 persons)

---------------------------------------
*    Less than 1.0%.
(1) Beneficial ownership as of the Record Date. For Messrs. Fiore, McCloskey and Wenthen, includes shares allocated to individual accounts under both the ESOP and the Synergy Financial Group, Inc. 401(k) Savings Plan. An individual is considered to beneficially own shares if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote, or to direct the voting of, the shares; or (2) investment power, which includes the power to dispose, or direct the disposition of, the shares.
(2) Excludes 992,141 shares held under the ESOP over which such individual, as an ESOP Trustee Committee member, exercises voting power. Also excludes an aggregate total of 334,560 unvested shares held by the 2003 Restricted Stock Plan and the 2004 Restricted Stock Plan over which such individual, as an RSP trustee, exercises voting power.
(3) Includes 14,530 shares which may be acquired pursuant to the exercise of options.
(4) Includes 2,457 shares owned by Mr. Gibbon's wife, which Mr. Gibbons may be deemed to beneficially own.
(5) Includes 96,275 shares which may be acquired pursuant to the exercise of options. Also includes 26,061 shares owned by Mr. Fiore's wife, which Mr. Fiore may be deemed to beneficially own.
(6) Includes 31,537 shares owned by Mr. Kasper's wife, which Mr. Kasper may be deemed to beneficially own.
(7) Includes 14,892 shares owned by Mr. Putvinski's wife, which Mr. Putvinski may be deemed to beneficially own.
(8) Includes 930 shares owned by Mr. Scott's wife and 3,723 shares held in trust for a minor child, which Mr. Scott may be deemed to beneficially own.
(9) Includes 42,424 shares which may be acquired pursuant to the exercise of options.
(10) Includes 18,615 shares held by the Kevin McCloskey Family, LLC for which Mr. McCloskey maintains voting control but maintains less than 5% ownership.
(11) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership. Excludes shares held by the ESOP (other than shares allocated to executive officers of the Company) over which certain directors, as ESOP Trustees, exercise shared voting power. Also excludes shares of Common Stock held under the RSP over which certain directors, as RSP Trustees, exercise shared voting power.

     (c) Changes in Control

         Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

     (d) Securities Authorized for Issuance under Equity Compensation Plans

         Set forth below is  information as of December 31, 2005 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                                 Equity Compensation Plan Information
                                                 ------------------------------------

                                         (A)                          (B)                        (C)
                                                                                           Number of Securities
                                  Number of Securities                                    Remaining Available for
                                    to be Issued Upon            Weighted-average          Future Issuance Under
                                       Exercise of               Exercise Price of          Equity Compensation
                                  Outstanding Options,         Outstanding Options,     Plans (Excluding Securities
                                   Warrants and Rights          Warrants and Rights      Reflected in Column (A))
                                   -------------------          -------------------      ------------------------
Equity compensation plans
approved by shareholders:
2004 Stock Option Plan                    618,569                    $10.15                        83,422
2003 Stock Option Plan                    594,732                    $ 6.27                         4,484
2004 Restricted Stock Plan (1)                N/A                       N/A                        21,124
2003 Restricted Stock Plan (1)                N/A                       N/A                         7,353
Equity compensation plans not
   Approved by stockholders:
   Not applicable.                              -                         -                             -
                                        ---------                    ------                       -------
   Total                                1,213,301                    $ 8.25                       115,583
                                        =========                    ======                       =======

-----------------
(1) Restricted stock awards of 334,560 shares were outstanding as of December 31, 2005, including awards from both the 2003 and 2004 restricted stock plans. Such awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         No directors, officers or their immediate family members were engaged in transactions with the Company or any subsidiary involving more than $60,000 (other than loans with the Bank) during the two years ended December 31, 2005.

         The Bank, like many financial institutions, has followed the policy of offering residential mortgage loans for the financing of personal residences and consumer loans to its officers, directors and employees. Loans are made in the ordinary course of business and are also made on substantially the same terms and conditions, other than a 1% discount on eligible loans for employees on the interest rate paid while the person remains an employee, as those of comparable transactions prevailing at the time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2005, all loans outstanding to all directors, nominees and executive officers, and the affiliates of such persons, were current and performing in accordance with their terms.

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

         Effective July 30, 2002, the Securities and Exchange Act of 1934 was amended by the Sarbanes-Oxley Act of 2002 to require all auditing services and non-audit services provided by an issuer's independent auditor to be pre-approved by the issuer's audit committee. The Company's Audit Committee has adopted a policy of approving all audit and non-audit services prior to the service being rendered. All of the services listed below for 2004 and 2005 were approved by the Audit Committee prior to the service being rendered.

         Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Company's annual consolidated financial statements and for the review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2005 and 2004 were $202,600 and $173,463, respectively.

         Audit Related Fees. The aggregate fees billed by Grant Thornton LLP for assurance and related services associated with the audit of the annual financial statements and the review of the quarterly financial statements for the years ended December 31, 2005 and 2004 were $3,500 and $8,750, respectively. The services were in connection with a Form S-8 registration statement filed by the Company related to the 2004 Stock Option Plan during both years.

         Tax Fees. The aggregate fees billed by Fontanella and Babitts for tax preparation services for the year ended December 31, 2005 were $15,500. Grant Thornton LLP provided tax preparation services for the year ended December 31, 2004 at a cost of $20,000.

         All Other Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for services or products other than those listed under the captions "Audit Fees," "Audit-Related Fees," and "Tax Fees" for the years ended December 31, 2005 and 2004 were $0 and $0, respectively.

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

(a) Listed below are all financial statements and exhibits filed as part of this report.

     1. The consolidated statements of financial condition as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended December 31, 2005, together with the related notes and the report of independent certified public accountants.

     2. There are no financial statement schedules required to be filed.

     3. The following exhibits are included in this Report or incorporated herein by reference:

         (a) List of Exhibits:

              3 (i)   Certificate of Incorporation of Synergy Financial Group, Inc. (1)
              3 (ii)  Bylaws of Synergy Financial Group, Inc. (1)
              4       Specimen Stock Certificate of Synergy Financial Group, Inc. (1)
              10.1    Employment Agreement between Synergy Financial Group, Inc. and John S. Fiore
              10.2    Employment Agreement between Synergy Bank and John S. Fiore
              10.3    Supplemental Executive Retirement Income Agreement for John S. Fiore (2)
              10.4    Synergy Bank Supplemental Executive Retirement Plan for the Benefit of
                      Senior Officers
              10.5    Synergy Financial Group, Inc. 2003 Restricted Stock Plan (3)
              10.6    Synergy Financial Group, Inc. 2003 Stock Option Plan (3)
              10.7    Change in Control Severance Agreement between Synergy Bank and
                      Kevin M. McCloskey (4)
              10.8    Change in Control Severance Agreement between Synergy Bank and
                      Kevin A. Wenthen (4)
              10.9    Change in Control Severance Agreement between Synergy Bank and
                      A. Richard Abrahamian (4)
              10.10   Directors Change in Control Plan (1)


              10.11   Synergy Financial Group, Inc. 2004 Restricted Stock Plan (5)
              10.12   Synergy Financial Group, Inc. 2004 Stock Option Plan (5)
              10.13   Synergy Financial Group, Inc. Retirement Benefits Equalization Plan
              21      Subsidiaries of the Company
              23      Consent of Grant Thornton LLP
              31      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (1)     Incorporated  by reference to the  Company's  Registration
                      Statement on Form S-1 (File No. 333-108884; filed with the
                      SEC on September 17, 2003).
              (2)     Incorporated  by reference to the Company's  Form 10-K for the year ended December 31, 2004 (File No. 00050467; filed with the SEC on March 16, 2005).
              (3)     Incorporated by reference to the Definitive Proxy Statement of Synergy Financial
                      Group, Inc. for the 2003 Annual Meeting of Stockholders (File No. 00049980;
                      filed with the SEC on March 18, 2003).
              (4)     Incorporated  by reference to the Company's Form 8-K dated
                      July 28,  2005 (File No.  00050467;  filed with the SEC on
                      July 28, 2005).
              (5)     Incorporated   by  reference  to  the   Definitive   Proxy
                      Statement of Synergy  Financial  Group,  Inc. for the 2004
                      Annual Meeting of Stockholders  (File No. 00050467;  filed with the SEC on July 19, 2004).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 23, 2006.

                                                              SYNERGY FINANCIAL GROUP, INC.


                                                              By: /s/ John S. Fiore
                                                                  -------------------------------------------------
                                                                  John S. Fiore
                                                                  President and Chief Executive Officer
                                                                  (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 23, 2006.


/s/ David H. Gibbons, Jr.                                     /s/ John S. Fiore
-----------------------------------------------------         -----------------------------------------------------
David H. Gibbons, Jr.                                         John S. Fiore
Chairman and Director                                         President, Chief Executive Officer and
                                                              Director (Principal Executive Officer)


/s/ A. Richard Abrahamian                                     /s/ Nancy A. Davis
-----------------------------------------------------         -----------------------------------------------------
A. Richard Abrahamian                                         Nancy A. Davis
Senior Vice President and Chief Financial Officer             Director
(Principal Financial and Accounting Officer)


/s/ Magdalena M. De Perez                                     /s/ Kenneth S. Kasper
-----------------------------------------------------         -----------------------------------------------------
Magdalena M. De Perez                                         Kenneth S. Kasper
Director                                                      Director


/s/ Paul T. LaCorte                                           /s/ George Putvinski
-----------------------------------------------------         -----------------------------------------------------
Paul T. LaCorte                                               George Putvinski
Director                                                      Director


/s/ W. Phillip Scott                                          /s/ Albert N. Stender
-----------------------------------------------------         -----------------------------------------------------
W. Phillip Scott                                              Albert N. Stender
Director                                                      Director
