Form 10-Q
period 2006-03-31
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2006-05-10
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:    March 31, 2006
                                        --------------

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
Large accelerated filer        Accelerated filer  X    Non-accelerated filer
                        ---                      ---                         ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No  X
                                     ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of April 28, 2006:

$0.10 Par Value Common Stock                                   11,360,488
----------------------------                                   ----------
          Class                                             Shares Outstanding

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                                            Page
------        ---------------------                                                                            ----

Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2006 (unaudited) and
                  December 31, 2005 (audited).....................................................................1

              Consolidated Statements of Income for the three months ended
                  March 31, 2006 and 2005 (unaudited).............................................................2

              Consolidated Statement of Changes in Stockholders' Equity for the
                  three months ended March 31, 2006 (unaudited)...................................................3

              Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2006 and 2005 (unaudited).............................................................4

              Notes to Consolidated Financial Statements (unaudited)..............................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................20

Item 4.       Controls and Procedures............................................................................21


PART II       OTHER INFORMATION
-------       -----------------

Item 1.       Legal Proceedings..................................................................................22

Item 1A.      Risk Factors.......................................................................................22

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds........................................22

Item 3.       Defaults Upon Senior Securities....................................................................23

Item 4.       Submission of Matters to a Vote of Security Holders................................................23

Item 5.       Other Information..................................................................................23

Item 6.       Exhibits...........................................................................................24

Signatures.......................................................................................................25


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                March 31,      December 31,
                                                                                  2006             2005
                                                                               (unaudited)       (audited)
                                                                                ---------      ------------
Assets:
Cash and amounts due from banks                                              $     5,175       $     4,635
Interest-bearing deposits with banks                                               4,173             1,948
                                                                             -----------       -----------
Cash and cash equivalents                                                          9,348             6,583
Investment securities available-for-sale,
   at fair value                                                                  79,972            85,319
Investment securities held-to-maturity (fair
   value of $88,756 and $93,575, respectively)                                    91,054            95,621
Federal Home Loan Bank of New York
   stock, at cost                                                                 10,694            13,263
Loans receivable, net                                                            746,770           733,183
Accrued interest receivable                                                        3,358             3,313
Property and equipment, net                                                       18,549            18,570
Cash surrender value of bank-owned life insurance                                 15,088            13,138
Other assets                                                                       4,335             4,897
                                                                             -----------       -----------
     Total assets                                                            $   979,168       $   973,887
                                                                             ===========       ===========

Liabilities:
Deposits                                                                     $   671,170       $   606,471
Other borrowed funds                                                             209,500           266,600
Advance payments by borrowers
   for taxes and insurance                                                         2,670             2,215
Accrued interest payable on advances                                                 606               611
Dividend payable                                                                     624               623
Other liabilities                                                                    632             2,117
                                                                             -----------       -----------
     Total liabilities                                                           885,202           878,637
                                                                             -----------       -----------

Stockholders' equity:
Preferred stock; $0.10 par value, 5,000,000 shares
   authorized; issued and outstanding - none                                           -                 -
Common stock; $0.10 par value, 20,000,000 shares authorized;
   Issued - 12,471,481 in 2006 and in 2005
   Outstanding  - 11,360,488 in 2006 and 11,545,881 in 2005                        1,247             1,247
Additional paid-in-capital                                                        83,908            85,959
Retained earnings                                                                 33,276            32,794
Unearned ESOP shares                                                              (5,112)           (5,282)
Unearned RSP compensation                                                              -            (2,567)
Treasury stock held for the RSP, at cost;
   363,037 in 2006 and 2005                                                       (4,124)           (4,124)
Treasury stock, at cost; 1,110,993 in 2006 and
   925,600 in 2005                                                               (13,883)          (11,426)
Accumulated other comprehensive loss, net of taxes                                (1,346)           (1,351)
                                                                             -----------       -----------
     Total stockholders' equity                                                   93,966            95,250
                                                                             -----------       -----------
     Total liabilities and stockholders' equity                              $   979,168       $   973,887
                                                                             ===========       ===========

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                   For the Three Months
                                                                      ended March 31,
                                                                  ------------------------
                                                                       2006       2005
                                                                  (unaudited)  (unaudited)
                                                                  -----------  -----------
Interest income:
   Loans, including fees                                          $  11,340     $  8,220
   Investment securities                                              1,763        2,270
   Other                                                                173           91
                                                                  ---------     --------
     Total interest income                                           13,276       10,581
                                                                  ---------     --------
Interest expense:
   Deposits                                                           4,357        2,720
   Other borrowed funds                                               2,542        1,793
                                                                  ---------     --------
     Total interest expense                                           6,899        4,513
                                                                  ---------     --------
     Net interest income before provision for loan losses             6,377        6,068
Provision for loan losses                                               416          445
                                                                  ---------     --------
     Net interest income after provision for loan losses              5,961        5,623
                                                                  ---------     --------
Other income:
   Service charges and other fees on deposit accounts                   494          508
   Commissions                                                          230          248
   Other                                                                152          143
                                                                  ---------     --------
     Total other income                                                 876          899
                                                                  ---------     --------
Other expenses:
   Salaries and employee benefits                                     3,077        2,643
   Premises and equipment                                               662          693
   Occupancy                                                            562          504
   Professional services                                                197          195
   Advertising                                                          114          175
   Other operating                                                      554          496
                                                                  ---------     --------
     Total other expenses                                             5,166        4,706
                                                                  ---------     --------
     Income before income tax expense                                 1,671        1,816
Income tax expense                                                      622          696
                                                                  ---------     --------
     Net income                                                   $   1,049     $  1,120
                                                                  =========     ========

Per share of common stock:
   Basic earnings per share                                       $    0.10     $   0.10
                                                                  =========     ========
   Diluted earnings per share                                     $    0.10     $   0.10
                                                                  =========     ========

Basic weighted average shares outstanding                            10,358       11,231
                                                                     ======       ======
Diluted weighted average shares outstanding                          10,793       11,680
                                                                     ======       ======


        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                    For the Three Months Ended March 31, 2006
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                                                                  Other
                                                                                                                  accumu-
                                                                                                                  lated
                                                                                             Treasury             compre-
                                                                                  Unearned    stock               hensive
                                 Common stock      Additional           Unearned    RSP      acquired             income
                                Shares     Par      paid-in- Retained     ESOP    compen-    for the   Treasury   (loss),
                                issued    value     capital  earnings    shares   sation       RSP      Stock       net     TOTAL
                             -----------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2006   12,471,481  $1,247     $85,959   $32,794   $(5,282)  $(2,567)  $(4,124)  $(11,426)  $(1,351)  $95,250

    Net income                        -       -           -     1,049         -         -         -          -         -     1,049
    Other comprehensive
      income, net of
      reclassification
      adjustment and taxes            -       -           -         -         -         -         -          -         5         5
                                                                                                                           -------

Total comprehensive income                                                                                                   1,054

    Dividends declared                -       -           -      (567)        -         -         -          -         -      (567)

    Common stock held by
       ESOP committed to
       be released
       (24,906 shares)                -       -         157         -       170         -         -          -         -       327

      Transfer due to
        adoption of
        SFAS 123(R)                   -       -      (2,567)        -         -     2,567         -          -         -         -

    Compensation recognized
       under stock plans              -       -         359         -         -         -         -          -         -       359

    Purchase of treasury
       stock (185,393 shares)         -       -           -         -         -         -          -    (2,457)        -    (2,457)
                             -----------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2006    12,471,481  $1,247     $83,908   $33,276   $(5,112)  $     -   $(4,124)  $(13,883)  $(1,346)  $93,966
                             =====================================================================================================


        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                  For the Three Months
                                                                     Ended March 31,
                                                                  -----------------------
                                                                     2006        2005
                                                                 (unaudited) (unaudited)
                                                                  -----------------------
Operating activities:
    Net income                                                    $  1,049    $  1,120
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                        380         369
  Provision for loan losses                                            416         445
  Deferred income taxes                                                (68)       (450)
  Amortization of deferred loan fees and costs                         (39)        (20)
  Amortization of premiums on investment securities                    131         231
  Release of ESOP shares                                               327         314
  Compensation under RSP and stock option plans                        359         202
  Increase in accrued interest receivable                              (45)       (240)
  Decrease in other assets                                             631         221
  Decrease in other liabilities                                     (1,485)       (715)
  Increase in cash surrender value of bank-owned life insurance       (130)       (123)
  (Decrease) increase in accrued interest payable on advances           (5)         27
                                                                  --------    --------
    Net cash provided by operating activities                        1,521       1,381
                                                                  --------    --------

Investing activities:
  Purchase of investment securities held-to-maturity                     -     (12,536)
  Purchase of investment securities available-for-sale                   -      (2,047)
  Maturity and principal repayments of investment
    securities held-to-maturity                                      4,551       5,486
  Maturity and principal repayments of investment
    securities available-for-sale                                    5,237       9,166
  Purchase of property and equipment                                  (359)       (815)
  Sale (purchase) of FHLB stock                                      2,569        (480)
  Purchase of bank owned life insurance                             (1,820)          -
  Loan originations, net of principal repayments                   (19,771)    (33,367)
  Purchase of loans                                                 (1,310)     (2,257)
  Proceeds from sale of loans                                        7,117           -
                                                                  --------    --------
    Net cash used in investing activities                           (3,786)    (36,850)
                                                                  --------    --------

Financing activities:
   Net increase in deposits                                         64,699      27,966
   (Decrease) increase in short-term FHLB advances                 (57,100)      8,156
   Proceeds from long-term FHLB advances                             7,000           -
   Repayments from long-term FHLB advances                          (7,000)          -
   Increase in advance payments by borrowers
     for taxes and insurance                                           455         137
   Dividends paid                                                     (567)       (498)
   Purchase of treasury stock for the RSP Plan                           -        (355)
   Purchase of treasury stock                                       (2,457)          -
                                                                  --------    --------
     Net cash provided by financing activities                       5,030      35,406
                                                                  --------    --------
     Net increase in cash and cash equivalents                       2,765         (63)
Cash and cash equivalents at beginning of year                       6,583       6,446
                                                                  --------    --------
Cash and cash equivalents at end of period                        $  9,348    $  6,383
                                                                  ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                   $      0    $    771
                                                                  ========    ========
   Interest paid on deposits and borrowed funds                   $  6,838    $  4,398
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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Synergy Bank (the "Bank") and Synergy Financial Services, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year's presentation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

                                                                   For the Three Months Ended March 31, 2006
                                                             -------------------------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                             -----------          -------------         ------------
    Basic earnings per share:
       Income available to common stockholders                $   1,049                 10,358            $    0.10
       Effect of dilutive common stock equivalents                    0                    435                 0.00
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   1,049                 10,793            $    0.10
                                                              =========                 ======            =========


                                                                   For the Three Months Ended March 31, 2005
                                                             -------------------------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                             -----------          -------------         ------------
    Basic earnings per share:
       Income available to common stockholders                $   1,120                 11,231            $    0.10
       Effect of dilutive common stock equivalents                    0                    449                 0.00
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   1,120                 11,680            $    0.10
                                                              =========                 ======            =========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment." Under the accounting requirements, the Company is now required to recognize compensation expenses related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. For the quarter ended March 31, 2006, the Company recognized approximately $159,000 of compensation expense relating to its stock option plans and approximately $41,000 of income tax benefit resulting from this expense for that period.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options price model. The following weighted average assumptions were utilized for grants in 2006, which have a weighted average fair value of $3.59: dividend yield of 1.50%; expected volatility of 25.47%; risk-free interest rate of 4.63%; and, expected life of five years. The following weighted average assumptions were utilized for grants in 2005, which have a weighted average fair value of $3.40: dividend yield of 2.00%; expected volatility of 32.51%; risk-free interest rate of 3.83%; and, expected life of five years. The following weighted average assumptions were utilized for grants in 2004, which have a weighted average fair value of $3.04: dividend yield of 1.60%; expected volatility of 32.85%; risk-free interest rate of 3.33%; and, expected life of five years. The following weighted average assumptions were utilized for grants in 2003, which have a weighted average fair value of $1.80: dividend yield of 0.00%; expected volatility of 29.44 %; risk-free interest rate of 3.01%; and, expected life of five years.

As of March 31, 2006, there were approximately $3.2 million and $2.7 million of total unrecognized compensation expense relating to unvested stock options and unvested restricted stock plan shares, respectively. These costs are expected to be recognized over a weighted average period of 3.1 years and 3.2 years, for the stock option plans and restricted stock plans, respectively.

The Company continues to recognize compensation expense for shares of common stock awarded under the restricted stock plans over the vesting period at the fair market value of the shares on the dates they are awarded.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


For the quarters ended March 31, 2006 and 2005, the Company recognized approximately $200,000 and $202,000, respectively, of compensation expense relating to the restricted stock plans, and approximately $72,000 and $73,000, respectively, of income tax benefit resulting from this expense for these periods.

The following is a summary of the Company's stock options plans for the quarter ended March 31, 2006:

                                                    Weighted
                                                    Average
                                        Shares   Exercise Price
                                        ------   --------------
Outstanding at beginning of period..  1,213,301    $    8.25
Granted.............................     83,500        13.50
Exercised...........................          -            -
Forfeited...........................       (800)       10.15
Expired.............................          -            -
                                      ---------    ---------
Outstanding at end of period........  1,296,001    $    8.59
                                      =========    =========
Exercisable at end of period........    337,167    $    7.29
                                      =========    =========
Weighted average remaining
    contractual life................               8.0 years
Aggregate intrinsic value for
    exercisable options.............               $    7.23

The following is a summary of the Company's restricted stock plans for the quarter ended March 31, 2006:

                                                    Weighted
                                                  Average Grant
                                        Shares   Date Fair Value
                                        ------   ---------------
Outstanding at beginning of period..    334,560    $    8.84
Granted.............................     27,200        13.50
Exercised...........................          -            -
Forfeited...........................          -            -
Expired.............................          -            -
                                        -------    ---------
Outstanding at end of period........    361,760    $    9.19
                                        =======    =========


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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


4. RECENT ACCOUNTING PRONOUNCEMENTS

Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii)
evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a Financial Accounting Standards Board ("FASB") Staff Position ("FSP") to provide additional implementation guidance. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary

Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (re-titled FSP Financial Accounting Standards ("FAS") 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than temporary impairment guidance, such as FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FASB Staff Position No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (the "FSP"), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary and how to measure an impairment loss. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


5. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows (in thousands):

                                                                               March 31, 2006
                                                          --------------------------------------------------------
                                                                             Gross          Gross
                                                            Amortized      unrealized     unrealized        Fair
                                                              cost           gains          losses          value
                                                          --------------------------------------------------------
   Available-for-sale
     U.S. government obligations                          $     2,000      $       -      $     (93)    $     1,907
     Mortgage-backed securities:
       FHLMC                                                   52,886              1         (1,335)         51,552
       FNMA                                                    26,171              6           (585)         25,592
     Equity securities                                          1,000              -            (79)            921
                                                          -----------      ---------      ---------     -----------
         Total                                            $    82,057      $       7      $  (2,092)    $    79,972
                                                          ===========      =========      =========     ===========


                                                                               March 31, 2006
                                                          --------------------------------------------------------
                                                                             Gross          Gross
                                                            Amortized      unrealized     unrealized        Fair
                                                              cost           gains          losses          value
                                                          --------------------------------------------------------
   Held-to-maturity
     Mortgage-backed securities:
       FHLMC                                              $    37,535      $       -      $  (1,112)    $    36,423
       FNMA                                                    50,755              3         (1,158)         49,600
       GNMA                                                     2,754              5            (36)          2,723
     Other debt securities                                         10              -              -              10
                                                          -----------      ---------      ---------     -----------
       Total                                              $    91,054      $       8      $  (2,306)    $    88,756
                                                          ===========      =========      =========     ===========

                                                                             December 31, 2005
                                                          --------------------------------------------------------
                                                                             Gross          Gross
                                                            Amortized      unrealized     unrealized        Fair
                                                              cost           gains          losses          value
                                                          --------------------------------------------------------
   Available-for-sale
     U.S. government obligations                          $     2,000      $       -      $     (94)    $     1,906
     Mortgage-backed securities:
       FHLMC                                                   56,076              1         (1,331)         54,746
       FNMA                                                    28,334              5           (612)         27,727
     Equity securities                                          1,000              -            (60)            940
                                                          -----------      ---------      ---------     -----------
         Total                                            $    87,410      $       6      $  (2,097)    $    85,319
                                                          ===========      =========      =========     ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                                             December 31, 2005
                                                          --------------------------------------------------------
                                                                             Gross          Gross
                                                            Amortized      unrealized     unrealized        Fair
                                                              cost           gains          losses          value
                                                          --------------------------------------------------------
   Held-to-maturity
     Mortgage-backed securities:
       FHLMC                                              $    39,234      $       -       $   (976)    $    38,258
       FNMA                                                    53,469              4         (1,059)         52,414
       GNMA                                                     2,908             11            (26)          2,893
     Other debt securities                                         10              -              -              10
                                                          -----------      ---------       --------     -----------
         Total                                            $    95,621      $      15       $ (2,061)    $    93,575
                                                          ===========      =========       ========     ===========


6. LOANS RECEIVABLE

Major groupings of loans are as follows (in thousands):

                                                                            March 31,               December 31,
                                                                              2006                      2005
                                                                         -------------------------------------
   Mortgages:
     Residential, 1-4 family                                             $   242,734               $   243,188
     Non-residential and multi-family                                        288,478                   271,600
     Construction                                                              8,635                     9,525
   Automobile                                                                175,877                   185,812
   Commercial                                                                 33,146                    24,794
   Other                                                                       3,633                     3,830
                                                                         -----------               -----------
   Loans receivable                                                          752,503                   738,749
   Deferred loan fees and costs                                                  166                       197
   Allowance for loan losses                                                  (5,899)                   (5,763)
                                                                         -----------               -----------
   Loans receivable, net                                                 $   746,770               $   733,183
                                                                         ===========               ===========


A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                                                              For the Three Months Ended
                                                                         -------------------------------------
                                                                           March 31,                 March 31,
                                                                              2006                      2005
                                                                         -------------------------------------
   Balance, beginning of period                                          $     5,763               $     4,427
   Provision for loan losses                                                     416                       445
   Recoveries                                                                    103                        70
   Loans charged-off                                                            (383)                     (237)
                                                                         -----------               -----------
   Balance, end of period                                                $     5,899               $     4,705
                                                                         ===========               ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


7. DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                           March 31,               December 31,
                                                                              2006                      2005
                                                                         -------------------------------------
     Non-interest-bearing checking accounts                              $    75,627               $    58,152
     Interest-bearing checking accounts                                        3,879                     3,320
     Savings and club accounts                                                79,768                    60,608
     Money market accounts                                                    92,564                   117,930
     Certificate of deposit accounts                                         419,332                   366,461
                                                                         -----------               -----------
                                                                         $   671,170               $   606,471
                                                                         ===========               ===========

8. OTHER BORROWED FUNDS

1. Short-Term Borrowings
   ---------------------

Short-term borrowings, which consist primarily of Federal Home Loan Bank ("FHLB") advances, generally have maturities of less than one year. The details of these borrowings are presented below (in thousands, except percentages):

                                                                                       At or For The
                                                                         -----------------------------------------
                                                                          Three Months              Twelve Months
                                                                              Ended                     Ended
                                                                            March 31,               December 31,
                                                                              2006                      2005
                                                                         -----------------------------------------

Average balance outstanding                                              $    65,842               $    75,411
Maximum amount outstanding at any month end during the period                 91,975                   115,000
Balance outstanding at period end                                             29,550                    86,650
Weighted average interest rate during the period                                4.52%                     3.59%
Weighted average interest rate at period end                                    4.77%                     4.13%

2. Long-Term Borrowings
   --------------------

At March 31, 2006, long-term borrowings, which consist of FHLB advances, totaled $179.9 million. Advances consist of fixed-rate advances that will mature within one to nine years. The advances are collateralized by FHLB stock and certain first mortgage loans, first-lien home equity loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.82%.

As of March 31, 2006, long-term FHLB advances mature as follows (in thousands):

   2006                                                        $    42,150
   2007                                                             57,000
   2008                                                             35,100
   2009                                                              8,000
   2010                                                             10,000
   Thereafter                                                       27,700
                                                               -----------
                                                               $   179,950
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

       Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax assets to the expected realizable amount, thereby impacting earnings.
Comparison of Financial Condition at March 31, 2006 and December 31, 2005

       Assets. Total assets reached $979.2 million on March 31, 2006, an increase of 0.5%, or $5.3 million, from $973.9 million on December 31, 2005. This growth was primarily attributable to an increase in net loans, partially offset by a decline in investment securities.

       Between December 31, 2005 and March 31, 2006, investment securities decreased $9.9 million, or 5.5%, from $180.9 million to $171.0 million. This decrease was due to maturities and principal repayments during the first quarter of 2006. There was a $6,000 increase in the unrealized market value associated with investment securities designated available-for-sale. FHLB stock holdings decreased 19.4%, or $2.6 million, to $10.7 million at March 31, 2006, from $13.3 million at December 31, 2005.

       Net loans increased 1.9%, or $13.6 million, to $746.8 million at March 31, 2006, from $733.2 million at December 31, 2005. This growth includes $21.1 million in originations and purchased loans, net of principal repayments, offset by $7.1 million in loan sales, the amortization of the premium on purchased loans and net deferred loan costs, along with a provision of $416,000 recorded to the allowance for loan losses.

During the quarter, the Bank sold approximately $7.1 million of loans that were providing yields below current market levels. The most significant changes during the three months ended March 31, 2006 were in multi-family/ non-residential mortgage and commercial loans. Multi-family/non-residential mortgages increased by $16.9 million, or 6.2%, to $288.5 million, while commercial loans increased by $8.4 million, or 33.7%, to $33.1 million. Automobile loans declined $9.9 million, or 5.3%, to $175.9 million, as greater emphasis was placed on commercial and non-residential mortgage products.

      On March 31, 2006, total loans of $752.5 million were comprised of 38.3% in multi-family/non-residential mortgage loans, 23.9% in consumer loans, comprised mostly of direct automobile loans for both new and used vehicles, 17.3% in one-to-four family real estate loans, 15.0% in home equity loans, 4.4% in commercial loans and 1.1% in construction loans.

      The allowance for loan losses was $5.9 million at March 31, 2006, compared to $5.8 million at December 31, 2005. This reflects a provision for loan losses of $416,000 for the three-month period, offset by net charge-offs of $280,000. The ratios of the allowance for loan losses to total loans and of non-performing assets to total assets were 0.78% and 0.04%, respectively, on both March 31, 2006 and December 31, 2005.

      Liabilities. Total liabilities increased $6.6 million, or 0.7%, to $885.2 million at March 31, 2006, from $878.6 million at December 31, 2005. The increase in total liabilities resulted primarily from an increase of $64.7 million, or 10.7%, in deposits, partially offset by a decline in FHLB advances of $57.1 million, or 21.4%. The balance of the change was attributable to a decline in total other liabilities of $1.0 million, or 18.6%.

      Deposits reached $671.2 million at March 31, 2006, an increase of $64.7 million, or 10.7%, from the $606.5 million reported at December 31, 2005. This growth resulted from increases in certificates of deposit of $52.9 million, or 14.4%, from the $366.5 million reported at year-end 2005, and in core deposits, which consist of checking, savings and money market accounts, of $11.8 million, or 4.9%. Core deposits represented 37.5% of total deposits at March 31, 2006, compared to 39.6% at December 31, 2005.

      The $57.1 million decrease in FHLB advances between December 31, 2005 and March 31, 2006 was primarily due to the growth in deposits.

      Equity. Stockholders' equity totaled $94.0 million at March 31, 2006, a decrease of 1.3%, or $1.3 million, from $95.3 million at December 31, 2005. The decline was attributable to the repurchase of 185,393 shares of the Company's common stock in open market transactions, partially offset by the net income for the period. On February 23, 2006, the Company announced a new program to repurchase up to an additional 5% of its outstanding common stock, or approximately 572,294 shares. Additionally, on March 29, 2006, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, which is payable on April 28, 2006.

      The repurchase of shares associated with the Company's stock repurchase programs resulted in a cumulative reduction in equity of $2.5 million. The decrease in accumulated other comprehensive loss, net of tax effect, totaled $5,000.

Average Balance Sheet. The following table sets forth certain information for the three months ended March 31, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                      For the Three Months Ended March 31,
                                                    ------------------------------------------------------------------------
                                                                  2006                                  2005
                                                    ----------------------------------      --------------------------------
                                                      Average                Average          Average              Average
                                                      Balance   Interest    Yield/Cost        Balance  Interest   Yield/Cost
                                                      -------   --------    ----------        -------  --------   ----------
Interest-earning assets:
  Loans receivable, net(1)                           $742,164   $11,340        6.11%         $579,415    $8,220      5.67%
  Securities(2)                                       180,166     1,763        3.91           241,378     2,270      3.76
  Other interest-earning assets(3)                     12,839       173        5.39            12,894        91      2.82
                                                     --------   -------      ------          --------    ------    ------
     Total interest-earning assets                    935,169    13,276        5.68           833,687    10,581      5.08
Non-interest-earning assets                            43,713                                  40,974
                                                     --------                                --------
     Total assets                                    $978,882                                $874,661
                                                     ========                                ========
Interest-bearing liabilities:
 Checking accounts(4)                                 $60,778       $14        0.09           $52,270       $13      0.10
 Savings and club accounts                             60,750        87        0.57            66,185        82      0.50
 Money market accounts                                106,167       555        2.09           157,082       769      1.96
 Certificates of deposit                              396,581     3,701        3.73           263,026     1,856      2.82
 Other borrowed funds                                 257,473     2,542        3.95           226,889     1,793      3.16
                                                     --------   -------      ------          --------    ------    ------
   Total interest-bearing liabilities                 881,749     6,899        3.13           765,452     4,513      2.36
                                                                 ------                                  ------
Non-interest-bearing liabilities                        2,652                                   4,977
                                                     --------                                --------
     Total liabilities                                884,401                                 770,429
Stockholders' equity                                   94,481                                 104,232
                                                     --------                                --------
     Total liabilities and stockholders' equity      $978,882                                $874,661
                                                     ========                                ========
Net interest income                                              $6,377                                  $6,068
                                                                 ======                                  ======
Net interest rate spread(5)                                                    2.55%                                2.72%
Net interest margin(6)                                                         2.73%                                2.91%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                      106.06%                              108.91%

_______________________________
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3)  Includes FHLB stock at cost.
(4)  Includes both interest-bearing and non-interest bearing checking accounts.
(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities (including non-interest bearing checking accounts).
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for Three Months Ended March 31, 2006 and 2005

         Net Income. Net income decreased by $71,000, to $1.049 million, for the three months ended March 31, 2006, compared to $1.120 million for the same period in 2005, a 6.3% decline. Diluted net income per common share was $0.10 for both the first quarter of 2006 and 2005. The decrease in net income was primarily attributable to a $460,000 increase in other expense and a $23,000 decrease in other income, partially offset by an increase in net interest income of $309,000, a $29,000 decrease in the provision for loan losses and a $74,000 decrease in income tax expense as a result of lower pre-tax earnings. Results for the first quarter of 2006 included $118,000, or $0.01 per diluted share, in after-tax stock option expense relating to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," which became effective January 1, 2006.

         Net Interest Income. Net interest income grew $309,000, or 5.1%, to $6.4 million for the three months ended March 31, 2006, compared to $6.1 million for the same period in 2005, despite the impact of the flat yield curve. Total interest income increased by $2.7 million, to $13.3 million, for the three months ended March 31, 2006, while total interest expense increased by $2.4 million, to $6.9 million, when compared to the same three month period last year. The net interest margin for the first quarter of 2006 declined 18 basis points to 2.73% from 2.91% in the same period last year, and declined 5 basis points from the 2.78% in the fourth quarter of 2005. The year-over-year compression was the result of a series of increases in short-term interest rates by the Federal Reserve Board and the prolonged, flat yield curve.

         The 25.5% increase in total interest income was primarily due to a $101.5 million, or 12.2%, increase in the average interest-earning assets, combined with a 60 basis point increase in the average yield earned on these assets when compared to the same quarter of the prior year. The increase in interest-earning assets was a result of the Company's growth strategy. The increase in the average yield was primarily attributable to higher market interest rates on originated loans, a higher yield on investment securities and increased dividend income resulting from a higher yield on FHLB stock balances.

         The 52.9% increase in total interest expense primarily resulted from a $116.3 million, or 15.2%, increase in the average interest-bearing liabilities coupled with a 77 basis point increase in the average cost of funds when compared to the same quarter of the prior year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as a significant increase in higher cost certificates of deposits and other borrowed funds, which consist of FHLB advances. The majority of the increase in average interest-bearing liabilities for the quarter ended March 31, 2006 was a result of a $133.6 million, or 50.8%, increase in the average balance of certificate of deposit accounts along with a $30.6 million, or 13.5%, increase in the average balance of other borrowed funds over the same quarter of the prior year.

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

         The provision for loan losses declined by $29,000, to $416,000, for the three months ended March 31, 2006, from $445,000 for the same quarter in 2005. Total charge-offs amounted to $383,000 and recoveries amounted to $103,000, resulting in a net charge-off amount of $280,000 for the three months ended March 31, 2006. This represents a $113,000 increase in net charge-offs over the same quarter in 2005.

         Other Income. Other income decreased $23,000, or 2.6%, to $876,000 for the three months ended March 31, 2006, compared to $899,000 for the same quarter in 2005. This was primarily the result of a decrease of $18,000 in commission income generated by sales from Synergy Financial Services, Inc. and a $14,000 decrease in service charges and fees on deposit accounts. These decreases were partially offset by a $9,000 increase in other income, primarily from bank-owned life insurance.

         Other Expenses. Other expenses increased $460,000, or 9.8%, to $5.2 million for the three months ended March 31, 2006, compared to $4.7 million for the same quarter in 2005. The increase was primarily attributable to salaries and benefits associated with the Company's growth strategy of expanding its branch network, coupled with approximately $159,000 of pre-tax stock option compensation expense associated with the adoption of SFAS No. 123(R).

         Income Tax Expense. Income tax expense decreased by $74,000, or 10.6%, during the three months ended March 31, 2006 when compared to the same quarter in 2005, reflecting lower taxable income for the 2006 period.

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

       The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, the Bank invests any excess funds in overnight federal funds investments, which provide liquidity. Its cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $9.3 million at March 31, 2006. To a lesser extent, the earnings and funds provided from operating activities are a source of liquidity.

       Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. If the Bank requires funds beyond its ability to generate them internally, it has the ability to obtain advances from the FHLB, which provides an additional source of funds. At March 31, 2006, the Bank's borrowing limit with the FHLB was $290.5 million, excluding repurchase agreement advances, subject to collateral requirements. At March 31, 2006, the Bank had $106.9 million of FHLB advances outstanding and $102.6 million in repurchase agreement advances with the FHLB.

       Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is it aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of March 31, 2006 was $61.5 million, excluding commitments on unused lines of credit, which totaled $26.5 million.

       Management intends to expand the Bank's branch network either through opening or acquiring branch offices. Three new offices and the relocation of one branch are planned for 2006. The Company also intends to actively consider the acquisition of local financial institutions as part of expanding its banking operations. It does not, however, have any current understandings, agreements or arrangements for the expansion of its business, other than opening new branch office locations.

       The following table discloses the Bank's contractual obligations as of March 31, 2006 (in thousands):

                                              Total         Less Than        1-3 Years        4-5 Years        After
                                                              1 Year                                          5 Years
                                           ---------------------------------------------------------------------------
Certificates of deposit                      $419,332          $358,010         $53,316           $7,632        $ 374
FHLB advances (1)                             209,500            88,700          77,100           16,000       27,700
Rental under operating leases                  12,243               941           1,788            1,522        7,992
                                             --------          --------        --------          -------      -------
Total                                        $641,075          $447,651        $132,204          $25,154      $36,066
                                             ========          ========        ========          =======      =======

________________
(1) At March 31, 2006, other borrowed funds consisted of FHLB advances. The Bank's borrowing limit with the FHLB was $290.5 million, excluding repurchase agreement advances, subject to collateral requirements, consisting of an overnight line of credit of $61.9 million, an adjustable rate line of credit of $61.9 million and a regular advance limit of $166.7 million.

         The following table discloses the Bank's commitments as of March 31, 2006 (in thousands):

                                                   Total       Less Than      1-3 Years     4-5 Years      After
                                                                1 Year                                    5 Years
                                                --------------------------------------------------------------------
Lines of Credit (1)                                 $26,518       $   414           $ 557           $ 6     $25,541
Other commitments to extend credit                   61,544        61,544               -             -
                                                   --------     ---------            ----           ---     -------
Total                                              $ 88,062     $  61,958            $557           $ 6     $25,541
                                                   ========     =========            ====           ===     =======

________________
(1)  Represents amounts committed to customers.

Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On March 31, 2006, the Bank was in compliance with all of its regulatory capital requirements. The following table sets forth the Bank's capital position and relativity to regulatory requirements as of March 31, 2006:

                                                                  OTS Requirements
                                     ---------------------------------------------------------------------------
                                                                                             Regulatory
                                                                      Minimum           for classification as
                                            Bank actual           capital adequacy        well-capitalized
                                            -----------           ----------------        ----------------
                                        Amount      Ratio        Amount      Ratio       Amount      Ratio
                                        ------      -----        ------      -----       ------      -----
Total risk-based capital
   (to risk-weighted assets)           $92,370      12.52%      $59,036      8.00%      $73,796      10.00%
Tier 1 capital (to risk-weighted        86,471      11.72%          N/A        N/A       44,277       6.00%
   assets)
Tier 1 capital (to adjusted total       86,471       8.85%       39,075      4.00%       48,844       5.00%
   assets)
Tangible capital (to adjusted total     86,471       8.85%       14,653      1.50%          N/A         N/A
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

         Quantitative Analysis. Management actively monitors its interest rate risk exposure. The Bank's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Bank uses the Office of Thrift Supervision Net Portfolio Value (NPV) Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset and Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and the net portfolio value are potentially affected by a 100 to 200 basis point (1/100th of a percentage point) upward and downward shift (shock) in the Treasury yield curve.

         Management believes that there has not been a material adverse change in market risk during the three month period ended March 31, 2006.

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

                           PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.
         -----------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. There were no lawsuits pending or known to be contemplated at March 31, 2006 that would be expected to have a material effect on the Company's operations or income.

Item 1A. Risk Factors.
         ------------

         There has been no material change in the risk factors previously disclosed in the Company's 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds.
        ------------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company's common stock during the first quarter of 2006 and the stock repurchase plans approved by the Company's Board of Directors.

---------------------------------------------------------------------------------------------------------------------
                                                                Total Number of Shares    Maximum Number of Shares
                               Total Number                      Purchased as Part of     that May Yet Be Purchased
                                of Shares      Average Price      Publicly Announced         Under the Plans or
           Period               Purchased     Paid per Share    Plans or Programs (1)           Programs (1)
---------------------------------------------------------------------------------------------------------------------
January 1-31, 2006               100,000           13.04               100,000                      174,628
---------------------------------------------------------------------------------------------------------------------
February 1-28, 2006               11,000           13.09                11,000                      561,294
---------------------------------------------------------------------------------------------------------------------
March 1-31, 2006                  74,393           13.55                74,393                      486,901
---------------------------------------------------------------------------------------------------------------------
Total                            185,393           13.25               185,393
---------------------------------------------------------------------------------------------------------------------

______________________________
(1) On February 23, 2006, the Company announced that it intends to purchase up to five percent of its common stock outstanding (approximately 572,294 shares) in open market transactions. This repurchase program incorporates the 174,628 shares that remained available for repurchase under the Company's August 2005 repurchase program. Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date and has 486,901 shares yet to be purchased.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

      The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 4, 2006. There were outstanding and entitled to vote at the Meeting 11,445,881 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 9,371,777 shares of Common Stock representing 81.9% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the December 31, 2006 fiscal year. Proposal 3 was to adjourn the Meeting to permit the Board of Directors to solicit additional proxies, if necessary. The result of the voting at the Meeting is as follows (percentages in terms of votes cast):

      Proposal 1

                                                                           VOTES
                                    VOTES FOR                             WITHHELD
                          -------------------------------      -------------------------------
                            Number           Percentage           Number          Percentage
                           of Votes         of Votes Cast        of Votes        of Votes Cast
                           --------         -------------        --------        -------------

  Nancy A. Davis           8,714,941            93.0%            638,849             6.8%

  John S. Fiore            3,727,932            39.8%             86,856             0.9%

  W. Phillip Scott         3,179,939            33.9%            634,849             6.8%

  Daniel P. Spiegel        5,539,002            59.1%             17,367             0.2%

  Daniel M. Eliades        5,537,606            59.1%             18,763             0.2%


      Proposal 2
      Ratification of the appointment of Crowe Chizek and Company LLC as the Company's independent auditor for the year ending December 31, 2006.

                             Number of       Percentage of
                               Votes           Votes Cast
                               -----           ----------

FOR                          9,154,487           97.7%

AGAINST                        137,012            1.4%

ABSTAIN                         80,274            0.9%

      Proposal 3
      This proposal was not presented at the Meeting.


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

                                     SYNERGY FINANCIAL GROUP, INC.



Date: May 10, 2006
                                     By:   /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/John S. Fiore                                      /s/A. Richard Abrahamian
-------------------------------------------------     -------------------------------------------------
John S. Fiore                                         A. Richard Abrahamian
President and Chief Executive Officer                 Senior Vice President and Chief Financial Officer
(Principal Executive Officer)                         (Principal Financial and Accounting Officer)


Date:  May 10, 2006                                   Date: May 10, 2006