Form 10-Q
period 2006-06-30
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2006-08-09
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended: June 30, 2006
                                    -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from          to
                                   --------    --------

                           SEC File Number: 000-50467
                                            ---------

                          SYNERGY FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                             52-2413926
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

310 North Avenue East, Cranford, New Jersey                          07016
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

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

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                       -----                  -----                      ----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes     No  X
                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of July 28, 2006:

$0.10 Par Value Common Stock                                 11,344,188
----------------------------                          --------------------------
          Class                                          Shares Outstanding

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION                                         Page
------        ---------------------                                         ----

Item 1.       Financial Statements  (unaudited)

              Consolidated Balance Sheets as of June 30, 2006  and
                  December 31, 2005...........................................1

              Consolidated Statements of Income for the three and
                  six months ended June 30, 2006 and 2005.....................2

              Consolidated Statement of Changes in Stockholders' Equity
                  for the six months ended June 30, 2006......................3

              Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2006 and 2005................................4

              Notes to Consolidated Financial Statements......................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.....23

Item 4.       Controls and Procedures........................................24


PART II       OTHER INFORMATION
-------       -----------------

Item 1.       Legal Proceedings..............................................25

Item 1A.      Risk Factors...................................................25

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds....25

Item 3.       Defaults Upon Senior Securities................................26

Item 4.       Submission of Matters to a Vote of Security Holders............26

Item 5.       Other Information..............................................26

Item 6.       Exhibits.......................................................26

Signatures...................................................................27

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)

                                                                      June 30,         December 31,
                                                                        2006               2005
                                                                     ---------         ------------

Assets:
Cash and amounts due from banks                                      $   6,769          $   4,635
Interest-bearing deposits with banks                                     7,095              1,948
                                                                     ---------          ---------
Cash and cash equivalents                                               13,864              6,583
Investment securities available-for-sale,
   at fair value                                                        74,264             85,319
Investment securities held-to-maturity (fair
   value of $82,738 and $93,575, respectively)                          86,331             95,621
Federal Home Loan Bank of New York
   stock, at cost                                                       12,298             13,263
Loans receivable, net                                                  770,658            733,183
Accrued interest receivable                                              3,553              3,313
Property and equipment, net                                             18,304             18,570
Cash surrender value of bank-owned life insurance                       15,424             13,138
Other assets                                                             4,991              4,897
                                                                     ---------          ---------
     Total assets                                                    $ 999,687          $ 973,887
                                                                     =========          =========

Liabilities:
Deposits                                                             $ 658,417          $ 606,471
Other borrowed funds                                                   242,705            266,600
Advance payments by borrowers for taxes and insurance                    2,837              2,215
Accrued interest payable on advances                                       503                611
Other liabilities                                                          693              2,740
                                                                     ---------          ---------
     Total liabilities                                                 905,155            878,637
                                                                     ---------          ---------

Stockholders' equity:
Preferred stock; $0.10 par value, 5,000,000 shares
   authorized; issued and outstanding - none                                 -                  -
Common stock; $0.10 par value, 20,000,000 shares authorized;
   Issued - 12,471,681 in 2006 and 12,471,481 in 2005
   Outstanding  - 11,344,188 in 2006 and 11,545,881 in 2005              1,247              1,247
Additional paid-in-capital                                              84,071             85,959
Retained earnings                                                       33,655             32,794
Unearned ESOP shares                                                    (4,939)            (5,282)
Unearned RSP compensation                                                    -             (2,567)
Treasury stock acquired for the RSP, at cost;
   326,264 in 2006 and 363,037 in 2005                                  (3,706)            (4,124)
Treasury stock, at cost; 1,127,493 in 2006 and
   925,600 in 2005                                                     (14,125)           (11,426)
Accumulated other comprehensive loss, net of taxes                      (1,671)            (1,351)
                                                                     ---------          ---------
     Total stockholders' equity                                         94,532             95,250
                                                                     ---------          ---------
     Total liabilities and stockholders' equity                      $ 999,687          $ 973,887
                                                                     =========          =========

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (unaudited)

                                                                   For the Three Months            For the Six Months
                                                                      ended June 30,                 ended June 30,
                                                                  ----------------------         ----------------------
                                                                    2006          2005             2006         2005
                                                                  ---------     --------         ---------    ---------

Interest income:
   Loans, including fees                                          $  11,917     $  9,122         $  23,257    $  17,342
   Investment securities                                              1,658        2,244             3,421        4,514
   Other                                                                172          143               345          234
                                                                  ---------     --------         ---------    ---------
     Total interest income                                           13,747       11,509            27,023       22,090
                                                                  ---------     --------         ---------    ---------
Interest expense:
   Deposits                                                           5,057        3,013             9,414        5,733
   Borrowed funds                                                     2,429        2,037             4,971        3,830
                                                                  ---------     --------         ---------    ---------
     Total interest expense                                           7,486        5,050            14,385        9,563
                                                                  ---------     --------         ---------    ---------
     Net interest income before provision for loan losses             6,261        6,459            12,638       12,527
Provision for loan losses                                               252          477               668          922
                                                                  ---------     --------         ---------    ---------
     Net interest income after provision for loan losses              6,009        5,982            11,970       11,605
                                                                  ---------     --------         ---------    ---------
Other income:
   Service charges and other fees on deposit accounts                   519          504             1,013        1,012
   Net gain (loss) on sale of investments                                 -          (34)                -          (34)
   Commissions                                                          184          201               414          449
   Other                                                                181          140               333          283
                                                                  ---------     --------         ---------    ---------
     Total other income                                                 884          811             1,760        1,710
                                                                  ---------     --------         ---------    ---------
Other expenses:
   Salaries and employee benefits                                     3,047        2,834             6,124        5,477
   Premises and equipment                                               671          768             1,333        1,461
   Occupancy                                                            564          507             1,126        1,012
   Professional services                                                262          199               459          394
   Advertising                                                          146          241               260          415
   Other operating                                                      489          467             1,043          960
                                                                  ---------     --------         ---------    ---------
     Total other expenses                                             5,179        5,016            10,345        9,719
                                                                  ---------     --------         ---------    ---------
     Income before income tax expense                                 1,714        1,777             3,385        3,596
Income tax expense                                                      654          672             1,276        1,371
                                                                  ---------     --------         ---------    ---------
     Net income                                                   $   1,060     $  1,105         $   2,109    $   2,225
                                                                  =========     ========         =========    =========

Per share of common stock:
   Basic earnings per share                                       $    0.10     $   0.10         $    0.20    $    0.20
                                                                  =========     ========         =========    =========
   Diluted earnings per share                                     $    0.10     $   0.10         $    0.20    $    0.19
                                                                  =========     ========         =========    =========

Basic weighted average shares outstanding                            10,313       11,043            10,335       11,136
                                                                     ======       ======            ======       ======
Diluted weighted average shares outstanding                          10,802       11,395            10,798       11,536
                                                                     ======       ======            ======       ======



        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 2006
                  (Dollars in thousands, except share amounts)
                                   (unaudited)


                                                                                                                  Other
                                                                                          Treasury              accumulated
                             Common stock                                      Unearned     stock              comprehensive
                         -------------------  Additional            Unearned     RSP      acquired                income
                           Shares      Par     paid-in-   Retained    ESOP      compen-   for the    Treasury    (loss),
                           issued     value    capital    earnings   shares     sation      RSP       Stock        net       TOTAL
                         ----------------------------------------------------------------------------------------------------------

BALANCE AT
 JANUARY 1, 2006         12,471,481   $1,247   $85,959    $32,794   $(5,282)   $(2,567)   $(4,124)   $(11,426)   $(1,351)   $95,250

   Net income                     -        -         -      2,109         -          -          -           -          -      2,109

   Other comprehensive
    income, net of
    reclassification
    adjustment and
    taxes                         -       --         -          -         -          -          -           -       (320)      (320)
                                                                                                                            -------

Total comprehensive
 income                                                                                                                       1,789

   Dividends declared             -        -         -     (1,248)        -          -          -           -          -     (1,248)

   Common stock issued
    for options
    exercised                   200        -         2          -         -          -          -           -          -          2

   Common stock held
    by ESOP committed
    to be released
    (49,812 shares)               -        -       355          -       343          -          -           -          -        698

   Transfer due to
    adoption of
    SFAS 123(R)                   -        -    (2,567)         -         -      2,567          -           -          -          -

   Compensation
    recognized under
    stock plans                   -        -       740          -         -          -          -           -          -        740

   Purchase of
    treasury stock
    (201,893 shares)              -        -         -          -         -          -          -      (2,699)         -     (2,699)

   Common stock issued
    by RSP (36,773)               -        -      (418)         -         -          -        418           -          -          -
                         ----------------------------------------------------------------------------------------------------------

BALANCE AT
 JUNE 30, 2006           12,471,681   $1,247   $84,071    $33,655   $(4,939)   $     -    $(3,706)   $(14,125)   $(1,671)   $94,532
                         ==========================================================================================================


        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                             -------------------------
                                                                                2006            2005
                                                                                ----            ----

Operating activities:
     Net income                                                              $  2,109         $  2,225
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                              749              750
       Provision for loan losses                                                  668              922
       Deferred income taxes                                                     (314)            (294)
       Amortization of deferred loan fees and costs                               (83)             (49)
       Amortization of premiums on investment securities                          268              462
       Net loss on sale of investment securities                                    -               34
       Release of ESOP shares                                                     698              612
       Compensation under RSP and stock option plans                              740              405
       Increase in accrued interest receivable                                   (240)            (263)
       Decrease in other assets                                                   220                3
       Decrease in other liabilities                                           (2,159)          (1,884)
       Increase in cash surrender value of bank-owned life insurance             (466)            (247)
       (Decrease) increase in accrued interest payable on advances               (108)             208
                                                                             --------         --------
     Net cash provided by operating activities                                  2,082            2,884
                                                                             --------         --------

Investing activities:
   Purchase of investment securities held-to-maturity                               -          (12,536)
   Purchase of investment securities available-for-sale                        (1,000)          (2,199)
   Maturity and principal repayments of investment
     securities held-to-maturity                                                9,240           12,473
   Maturity and principal repayments of investment
     securities available-for-sale                                             11,517           20,137
   Purchase of property and equipment                                            (483)          (1,546)
   Sale (purchase) of FHLB stock                                                  965           (2,330)
   Proceeds from the sale of investment securities available for sale               -           12,779
    Purchase of bank owned life insurance                                      (1,820)               -
   Loan originations, net of principal repayments                             (44,237)         (86,555)
   Purchase of loans                                                           (2,940)          (6,699)
   Proceeds from sale of loans                                                  9,117                -
                                                                             --------         --------
     Net cash used in investing activities                                    (19,641)         (66,476)
                                                                             --------         --------
Financing activities:
   Net increase in deposits                                                    51,946           19,087
   (Decrease) increase in short-term FHLB advances                             (6,245)          73,572
   Proceeds from long-term FHLB advances                                       17,000            7,500
   Repayments of long-term FHLB advances                                      (34,650)         (31,464)
   Increase in advance payments by borrowers
     for taxes and insurance                                                      622              457
   Dividends paid                                                              (1,136)          (1,134)
   Purchase of treasury stock for the RSP Plan                                      -             (765)
   Purchase of treasury stock                                                  (2,699)          (6,050)
   Common stock issued for options exercised                                        2               83
                                                                             --------         --------
     Net cash provided by financing activities                                 24,840           61,286
                                                                             --------         --------
     Net increase in cash and cash equivalents                                  7,281           (2,306)
Cash and cash equivalents at beginning of year                                  6,583            6,446
                                                                             --------         --------
Cash and cash equivalents at end of period                                   $ 13,864         $  4,140
                                                                             ========         ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                              $  1,563         $  2,174
                                                                             ========         ========
   Interest paid on deposits and borrowed funds                              $ 14,278         $  9,771
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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005. The results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

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

Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Company has one operating segment and, accordingly, has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer, residential, multi-family and non-residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

                                                                 For the Three Months Ended June 30, 2006
                                                                 ----------------------------------------
                                                                                Weighted
                                                           Income            average shares              Per
                                                         (numerator)          (denominator)         share amount
                                                       -------------        ---------------        -------------

Basic earnings per share:
   Income available to common stockholders                   $1,060               10,313               $   0.10
   Effect of dilutive common stock equivalents                    0                  489                   0.00
                                                             ------               ------               --------

Diluted earnings per share:
   Income available to common stockholders                   $1,060               10,802               $   0.10
                                                             ======               ======               ========


                                                                 For the Three Months Ended June 30, 2005
                                                                 ----------------------------------------
                                                                                Weighted
                                                           Income            average shares              Per
                                                         (numerator)          (denominator)         share amount
                                                         -----------          -------------         ------------

Basic earnings per share:
   Income available to common stockholders                   $1,105               11,043               $   0.10
   Effect of dilutive common stock equivalents                    0                  352                   0.00
                                                             ------               ------               --------
Diluted earnings per share:
   Income available to common stockholders                   $1,105               11,395               $   0.10
                                                             ======               ======               ========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


                                                                 For the Six Months Ended June 30, 2006
                                                                 --------------------------------------
                                                                                Weighted
                                                           Income            average shares              Per
                                                         (numerator)          (denominator)         share amount
                                                         -----------          -------------         ------------

Basic earnings per share:
   Income available to common stockholders                   $2,109               10,335               $   0.20
   Effect of dilutive common stock equivalents                    0                  463                   0.00
                                                             ------               ------               --------
Diluted earnings per share:
   Income available to common stockholders                   $2,109               10,798               $   0.20
                                                             ======               ======               ========


                                                                 For the Six Months Ended June 30, 2005
                                                                 --------------------------------------
                                                                                Weighted
                                                           Income            average shares              Per
                                                         (numerator)          (denominator)         share amount
                                                         -----------          -------------         ------------

Basic earnings per share:
   Income available to common stockholders                   $2,225               11,136               $   0.20
   Effect of dilutive common stock equivalents                    0                  400                  (0.01)
                                                             ------               ------               --------
Diluted earnings per share:
   Income available to common stockholders                   $2,225               11,536               $   0.19
                                                             ======               ======               ========


3.  STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment." Under the accounting requirements, the Company is now required to recognize compensation expenses related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. For the three months ended June 30, 2006, the Company recognized approximately $169,000 of compensation expense relating to its stock option plans and approximately $41,000 of income tax benefit resulting from this expense for that period. For the six months ended June 30, 2006, the Company recognized approximately $328,000 of compensation expense relating to its stock option plans and approximately $82,000 of income tax benefit resulting from this expense for that period.

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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options price model. The following weighted average assumptions were utilized for grants in 2006, which have a weighted average fair value of $3.59: dividend yield of 1.50%; expected volatility of 25.47%; risk-free interest rate of 4.63%; and, an expected life of five years. The following weighted average assumptions were utilized for grants in 2005, which have a weighted average fair value of $3.40: dividend yield of 2.00%; expected volatility of 32.51%; risk-free interest rate of 3.83%; and, an expected life of five years. The following weighted average assumptions were utilized for grants in 2004, which have a weighted average fair value of $3.04: dividend yield of 1.60%; expected volatility of 32.85%; risk-free interest rate of 3.33%; and, an expected life of five years. The following weighted average assumptions were utilized for grants in 2003, which have a weighted average fair value of $1.80: dividend yield of 0.00%; expected volatility of 29.44 %; risk-free interest rate of 3.01%; and, an expected life of five years.

As of June 30, 2006, there were approximately $2.0 million and $2.5 million of total unrecognized compensation expense relating to unvested stock options and unvested restricted stock plan shares, respectively. These costs are expected to be recognized over a weighted average period of 2.9 years and 3.0 years, for the stock option plans and restricted stock plans, respectively.

The Company continues to recognize compensation expense for shares of common stock awarded under the restricted stock plans over the vesting period at the fair market value of the shares on the dates they are awarded. For the three months ended June 30, 2006 and 2005, the Company recognized approximately $212,000 and $202,000, respectively, of compensation expense relating to the restricted stock plans, and approximately $76,000 and $73,000, respectively, of income tax benefit resulting from this expense for these periods. For the six months ended June 30, 2006 and 2005, the Company recognized approximately $412,000 and $405,000, respectively, of compensation expense relating to the restricted stock plans, and approximately $148,000 and $145,000, respectively, of income tax benefit resulting from this expense for these periods.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


The following is a summary of the Company's stock options plans for the six months ended June 30, 2006:

                                                        Weighted
                                                         Average
                                           Shares     Exercise Price
                                           ------     --------------

Outstanding at beginning of period        1,213,301      $ 8.25
Granted..........................            83,500       13.50
Exercised........................              (200)      10.15
Forfeited........................            (2,000)      10.15
Expired..........................                 -           -
                                          ---------       -----
Outstanding at end of period              1,294,601      $ 8.59
                                          =========      ======
Exercisable at end of period.....           443,713      $ 6.89
                                          =========      ======
Weighted average remaining
    contractual life..............                    7.7 years
Aggregate intrinsic value for
    exercisable options...........                       $ 8.11

The following is a summary of the Company's restricted stock plans for the six months ended June 30, 2006:

                                                           Weighted
                                                         Average Grant
                                             Shares     Date Fair Value
                                             ------     ---------------
Outstanding at beginning of period          334,560        $  8.84
Granted..........................            27,200          13.50
Vested...........................           (36,773)          5.65
Forfeited........................              (250)         13.50
Expired..........................                 -              -
                                            -------        -------
Outstanding at end of period                324,737        $  9.58
                                            =======        =======


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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


4.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets". This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company's results of operations and financial condition.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


5.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows (in thousands):

                                                    June 30, 2006
                                  --------------------------------------------------
                                                  Gross        Gross
                                  Amortized     unrealized   unrealized      Fair
                                     cost         gains        losses        value
                                  -------------------------------------------------
Available-for-sale
------------------
  U.S. government obligations      $ 1,999      $     -      $  (109)      $ 1,890
  Mortgage-backed securities:
    FHLMC                           49,069            2       (1,615)       47,456
    FNMA                            23,786            2         (778)       23,010
  Equity securities                  2,000            -          (92)        1,908
                                   -------      -------      -------       -------

      Total                        $76,854      $     4      $(2,594)      $74,264
                                   =======      =======      =======       =======


                                                    June 30, 2006
                                  --------------------------------------------------
                                                  Gross        Gross
                                  Amortized     unrealized   unrealized      Fair
                                     cost         gains        losses        value
                                  -------------------------------------------------
Held-to-maturity
----------------
  Mortgage-backed securities:
    FHLMC                          $34,321      $     -      $(1,504)      $32,817
    FNMA                            49,420            1       (2,008)       47,413
    GNMA                             2,580            4          (86)        2,498
  Other debt securities                 10            -            -            10
                                   -------      -------      -------       -------

    Total                          $86,331      $     5      $(3,598)      $82,738
                                   =======      =======      =======       =======


                                                    December 31, 2005
                                  --------------------------------------------------
                                                  Gross        Gross
                                  Amortized     unrealized   unrealized      Fair
                                     cost         gains        losses        value
                                  -------------------------------------------------

Available-for-sale
------------------
  U.S. government obligations      $ 2,000      $     -      $   (94)      $ 1,906
  Mortgage-backed securities:
    FHLMC                           56,076            1       (1,331)       54,746
    FNMA                            28,334            5         (612)       27,727
  Equity securities                  1,000            -          (60)          940
                                   -------      -------      -------       -------

      Total                        $87,410      $     6      $(2,097)      $85,319
                                   =======      =======      =======       =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                    December 31, 2005
                                  --------------------------------------------------
                                                  Gross        Gross
                                  Amortized     unrealized   unrealized      Fair
                                     cost         gains        losses        value
                                  -------------------------------------------------
Held-to-maturity
----------------
  Mortgage-backed securities:
    FHLMC                          $39,234      $     -      $  (976)      $38,258
    FNMA                            53,469            4       (1,059)       52,414
    GNMA                             2,908           11          (26)        2,893
  Other debt securities                 10            -            -            10
                                   -------      -------      -------       -------

      Total                        $95,621      $    15      $(2,061)      $93,575
                                   =======      =======      =======       =======

6.  LOANS RECEIVABLE

Major groupings of loans are as follows (in thousands):

                                          June 30,                December 31,
                                            2006                      2005
                                     -----------------------------------------
Mortgages:
  Residential, 1-4 family               $  243,500                $  243,188
  Multi-family / non-residential           306,373                   271,600
  Construction                               9,717                     9,525
Automobile                                 162,719                   185,812
Commercial                                  50,903                    24,794
Other consumer                               3,430                     3,830
                                        ----------                ----------

Loans receivable                           776,642                   738,749
Deferred loan fees and costs                   106                       197
Allowance for loan losses                   (6,090)                   (5,763)
                                        ----------                ----------

Loans receivable, net                   $  770,658                $  733,183
                                        ==========                ==========


A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                              For the Six Months Ended
                                    --------------------------------------------
                                          June 30,                 June 30,
                                           2006                      2005
                                    --------------------------------------------

   Balance, beginning of period        $    5,763                $    4,427
   Provision for loan losses                  668                       922
   Recoveries                                 228                       154
   Loans charged-off                         (569)                     (394)
                                       ----------                ----------

   Balance, end of period              $    6,090                $    5,109
                                       ==========                ==========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


7. DEPOSITS

Deposits are summarized as follows (in thousands):

                                               June 30,            December 31,
                                                 2006                  2005
                                              ----------------------------------

     Non-interest-bearing checking accounts   $  63,354             $  58,152
     Interest-bearing checking accounts           1,811                 3,320
     Savings and club accounts                   55,824                60,608
     Money market accounts                      126,306               117,930
     Certificate of deposit accounts            411,122               366,461
                                              ---------             ---------
                                              $ 658,417             $ 606,471
                                              =========             =========

8. OTHER BORROWED FUNDS

1. Short-Term Borrowings
   ---------------------

Short-term borrowings, which consist primarily of Federal Home Loan Bank ("FHLB") advances, generally have maturities of less than one year. The details of these borrowings are presented below (in thousands, except percentages):

                                                                                At or For The
                                                                       -----------------------------------
                                                                           Six Months      Twelve Months
                                                                              Ended            Ended
                                                                            June 30,       December 31,
                                                                              2006             2005
                                                                       -----------------------------------

Average balance outstanding                                               $ 67,286          $  75,411
Maximum amount outstanding at any month end during the period               91,975            115,000
Balance outstanding at period end                                           80,405             86,650
Weighted average interest rate during the period                              4.93%              3.59%
Weighted average interest rate at period end                                  5.49%              4.13%

2. Long-Term Borrowings
   --------------------

At June 30, 2006, long-term borrowings, which consist of FHLB advances, totaled $162.3 million. Advances consist of fixed-rate advances that will mature within one to nine years. The advances are collateralized by FHLB stock and certain first mortgage loans, first-lien home equity loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.93%.

As of June 30, 2006, long-term FHLB advances mature as follows (in thousands):

   2006                                                     $  14,500
   2007                                                        57,000
   2008                                                        45,100
   2009                                                         8,000
   2010                                                        10,000
   Thereafter                                                  27,700
                                                            ---------
                                                            $ 162,300
                                                            =========

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


Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21 E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for the purpose of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

         The Company does not undertake - and specifically disclaims any obligation - to release publicly the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies, Judgments and Estimates

         The accounting and reporting policies of the Company conform with the accounting principles generally accepted in the United States of America and with general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

         Intangible Assets. Intangible assets, such as goodwill and the core deposit intangible associated with the Company's January 2003 acquisition of First Bank of Central Jersey, are subject to annual impairment tests and, in the case of the core deposit intangible, amortization of the asset through a charge to expense. To the extent the outcome of the impairment tests differ from the carrying value, additional charges to expense could be required to reduce the carrying value, which would adversely impact earnings in future periods.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

         Assets. Total assets reached $999.7 million on June 30, 2006, an increase of 2.6%, or $25.8 million, from $973.9 million on December 31, 2005. This growth was primarily attributable to an increase in net loans, partially offset by a decline in investment securities.

         Between December 31, 2005 and June 30, 2006, investment securities decreased $20.3 million, or 11.2%, from $180.9 million to $160.6 million. This decrease was due to maturities and principal repayments during the first six months of 2006. FHLB stock holdings decreased 7.3%, or $1.0 million, to $12.3 million at June 30, 2006, from $13.3 million at December 31, 2005.

         Net loans increased 5.1%, or $37.5 million, to $770.7 million at June 30, 2006, from $733.2 million at December 31, 2005. This growth includes $47.2 million in originations and purchased loans, net of principal repayments, offset by $9.1 million in participation loan sales, the amortization of the premium on purchased loans and net deferred loan costs, along with a provision of $668,000 recorded to the allowance for loan losses. During the first six months of 2006, the Bank sold approximately $9.1 million of participation loans that were providing yields below current market levels. The most significant changes during the six months ended June 30, 2006 were in multi-family/non-residential mortgage and commercial loans. Multi-family/non-residential mortgages increased by $34.8 million, or 12.8%, to $306.4 million, while commercial loans increased by $26.1 million, or 105.3%, to $50.9 million. Automobile loans declined $23.1 million, or 12.4%, to $162.7 million, as greater emphasis was placed on commercial and multi-family/non-residential mortgage products.

         On June 30, 2006, total loans of $776.6 million were comprised of 39.4% in multi-family/non-residential mortgage loans, 21.4% in consumer loans, comprised mostly of direct automobile loans for both new and used vehicles, 16.6% in one-to-four family real estate loans, 14.8% in home equity loans, 6.5% in commercial loans and 1.3% in construction loans.

         The allowance for loan losses was $6.1 million at June 30, 2006, compared to $5.8 million at December 31, 2005. This reflects a provision for loan losses of $668,000 for the six-month period ended June 30, 2006, offset by net charge-offs of $341,000. The ratio of the allowance for loan and lease losses to total loans was 0.78% on both June 30, 2006 and December 31, 2005. Non-performing assets represented 0.05% of total assets on June 30, 2006, compared to 0.04% on December 31, 2005.

       Liabilities. Total liabilities increased $26.5 million, or 3.0%, to $905.1 million at June 30, 2006, from $878.6 million at December 31, 2005. The increase in total liabilities resulted primarily from an increase of $51.9 million, or 8.6%, in deposits, partially offset by a decline in FHLB advances of $23.9 million, or 9.0%. The balance of the change was attributable to a decline in total other liabilities of $1.5 million, or 27.5%.

       Deposits reached $658.4 million at June 30, 2006, an increase of $51.9 million, or 8.6%, from the $606.5 million reported at December 31, 2005. This growth resulted from increases in certificates of deposit of $44.6 million, or 12.2%, from the $366.5 million reported at year-end 2005, and in core deposits, which consist of checking, savings and money market accounts, of $7.3 million, or 3.0%. Core deposits represented 37.6% of total deposits at June 30, 2006, compared to 39.6% at December 31, 2005.

       The $23.9 million decrease in FHLB advances between December 31, 2005 and June 30, 2006 was primarily due to the growth in deposits.

         Equity. Stockholders' equity totaled $94.5 million at June 30, 2006, a decrease of $0.7 million, or 0.8%, from $95.2 million at December 31, 2005. The decline was attributable to the repurchase of 201,893 shares of the Company's common stock in open market transactions, partially offset by the net income for the period. Additionally, on June 28, 2006, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, which represented an increase of $0.01, or 20.0%, over the prior quarterly cash dividend. The dividend was payable on July 28, 2006 to stockholders of record on July 14, 2006.

    The repurchase of shares associated with the Company's stock repurchase programs resulted in a cumulative reduction in stockholders' equity of $2.7 million. The decrease in accumulated other comprehensive loss, net of tax effect, totaled $320,000.

Average Balance Sheet. The following table sets forth certain information for the three months ended June 30, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                          For the Three Months Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                                  2006                                         2005
                                                 -----------------------------------------------------------------------------------
                                                      Average                  Average            Average                  Average
                                                      Balance    Interest     Yield/Cost          Balance     Interest    Yield/Cost
                                                      -------    --------     ----------          -------     --------    ----------
Interest-earning assets:
  Loans receivable, net(1)                           $762,211     $11,917        6.25%           $623,790     $ 9,122        5.85%
  Securities(2)                                       166,505       1,658        3.98             236,324       2,244        3.80
  Other interest-earning assets(3)                     11,879         172        5.79              12,363         143        4.63
                                                     --------     -------        ----            --------     -------       ----
     Total interest-earning assets                    940,595      13,747        5.85             872,477      11,509        5.28
Non-interest-earning assets                            48,034                                      40,580
                                                     --------                                    --------
     Total assets                                    $988,629                                    $913,057
                                                     ========                                    ========
Interest-bearing liabilities:
 Checking accounts(4)                                $ 64,714     $     9        0.06            $ 58,655     $    15        0.10
 Savings and club accounts                             58,456          79        0.54              68,769          86        0.50
 Money market accounts                                117,882         837        2.84             157,293         834        2.12
 Certificates of deposit                              415,538       4,132        3.98             276,832       2,078        3.00
 Other borrowed funds                                 235,254       2,429        4.13             246,300       2,037        3.31
                                                     --------     -------        ----            --------     -------        ----
   Total interest-bearing liabilities                 891,844       7,486        3.36             807,849       5,050        2.50
Non-interest-bearing liabilities                        2,651     -------                           2,873     -------
                                                     --------                                    --------
     Total liabilities                                894,495                                     810,722
Stockholders' equity                                   94,134                                     102,335
                                                     --------                                    --------
     Total liabilities and stockholders' equity      $988,629                                    $913,057
                                                     ========                                    ========
Net interest income                                               $ 6,261                                     $ 6,459
                                                                  =======                                     =======
Net interest rate spread(5)                                                      2.49%                                       2.78%
Net interest margin(6)                                                           2.66%                                       2.96%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                        105.47%                                     108.00%

-------------------------------
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3)  Includes FHLB stock at cost.
(4)  Includes both interest-bearing and non-interest-bearing checking accounts.
(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities (including non-interest-bearing checking accounts).
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balance Sheet. The following table sets forth certain information for the six months ended June 30, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                            For the Six Months Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                                  2006                                         2005
                                                 -----------------------------------------------------------------------------------
                                                      Average                  Average            Average                  Average
                                                      Balance    Interest     Yield/Cost          Balance     Interest    Yield/Cost
                                                      -------    --------     ----------          -------     --------    ----------
Interest-earning assets:
  Loans receivable, net(1)                           $752,817     $23,257        6.18%           $601,603      $17,342       5.77%
  Securities(2)                                       171,619       3,421        3.99             238,851        4,514       3.78
  Other interest-earning assets(3)                     12,359         345        5.58              12,398          234       3.77
                                                     --------     -------        ----            --------      -------       ----
     Total interest-earning assets                    936,795      27,023        5.77             852,852       22,090       5.18
Non-interest-earning assets                            47,697                                      40,659
                                                     --------                                    --------

     Total assets                                    $984,492                                    $893,511
                                                      =======                                    ========
Interest-bearing liabilities:
 Checking accounts(4)                                 $62,746     $    23        0.07             $55,463      $    28       0.10
 Savings and club accounts                             59,023         153        0.52              67,480          168       0.50
 Money market accounts                                112,604       1,405        2.50             157,187        1,604       2.04
 Certificates of deposit                              406,060       7,833        3.86             269,929        3,933       2.91
 Other borrowed funds                                 246,994       4,971        4.03             236,594        3,830       3.24
                                                     --------     -------        ----            --------      -------       ----
   Total interest-bearing liabilities                 887,427      14,385        3.24             786,653        9,563       2.43
Non-interest-bearing liabilities                        2,758     -------                           3,575      -------
                                                     --------                                    --------
     Total liabilities                                890,185                                     790,228
Stockholders' equity                                   94,307                                     103,283
                                                     --------                                    --------
     Total liabilities and stockholders' equity      $984,492                                    $893,511
                                                     ========                                    ========
Net interest income                                               $12,638                                      $12,527
                                                                  =======                                      =======
Net interest rate spread(5)                                                      2.53%                                       2.75%
Net interest margin(6)                                                           2.70%                                       2.94%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                        105.56%                                     108.42%

-------------------------------
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3)  Includes FHLB stock at cost.
(4)  Includes both interest-bearing and non-interest-bearing checking accounts.
(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities (including non-interest-bearing checking accounts).
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for Three Months Ended June 30, 2006 and 2005

         Net Income. Net income decreased by $45,000, to $1.060 million, for the three months ended June 30, 2006, compared to $1.105 million for the same period in 2005, a 4.1% decline. Diluted net income per common share was $0.10 for both the second quarter of 2006 and 2005. The decrease in net income was primarily attributable to a $163,000 increase in other expenses and a decrease in net interest income of $198,000, partially offset by an increase in other income of $73,000, a $225,000 decrease in the provision for loan losses and a $18,000 decrease in income tax expense as a result of lower pre-tax earnings. Results for the second quarter of 2006 included $128,000, or $0.01 per diluted share, in after-tax stock option expense associated with the adoption of SFAS No. 123(R), "Share-Based Payment," which became effective January 1, 2006.

         Net Interest Income. Net interest income declined $198,000, or 3.1%, to $6.3 million for the three months ended June 30, 2006, compared to $6.5 million for the same period in 2005. Total interest income increased by $2.2 million, to $13.7 million, for the three months ended June 30, 2006, while total interest expense increased by $2.4 million, to $7.5 million, when compared to the same three-month period last year. Last year's results included approximately $117,000 of loan prepayment fees, which related to two large credits. The net interest margin for the second quarter of 2006 declined 30 basis points, to 2.66%, from 2.96% in the same period last year, and declined 7 basis points, from the 2.73% in the first quarter of 2006. The year-over-year compression was the result of a series of increases in short-term interest rates by the Federal Reserve Board and the prolonged, flat yield curve.

         The 19.4% increase in total interest income was primarily due to a $68.1 million, or 7.8%, increase in the average interest-earning assets, combined with a 57 basis point increase in the average yield earned on these assets when compared to the same quarter of the prior year. The increase in interest-earning assets was a result of the Company's growth strategy. The increase in the average yield was primarily attributable to higher market interest rates on originated loans, a higher yield on investment securities and increased dividend income resulting from a higher yield on FHLB stock balances.

         The 48.2% increase in total interest expense primarily resulted from an $84.0 million, or 10.4%, increase in the average interest-bearing liabilities, coupled with an 86 basis point increase in the average cost of funds when compared to the same quarter of the prior year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as a significant increase in higher cost certificates of deposits and other borrowed funds, which consist of FHLB advances. The majority of the increase in average interest-bearing liabilities for the quarter ended June 30, 2006 was a result of a $138.7 million, or 50.1%, increase in the average balance of certificate of deposit accounts.

         Provision for Loan Losses. We maintain an allowance for loan losses through provisions for loan losses that are charged to earnings. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of incurred and probable losses in the loan portfolio at the balance sheet date that are reasonable to estimate. In estimating the losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as an internal analysis of credit quality, general levels of loan delinquencies, collateral values, the Bank's historical loan loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan loss experience and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's assessment did not change either in estimation method or assumptions during either period.

         The provision for loan losses declined by $225,000, to $252,000, for the three months ended June 30, 2006, from $477,000 for the same quarter in 2005. The decrease in the provision was primarily due to lower loan production during the second quarter of 2006 as compared to the same period last year. Total charge-offs amounted to $186,000 and recoveries amounted to $125,000, resulting in a net charge-off amount of $61,000 for the three months ended June 30, 2006. This represents a $12,000 decrease in net charge-offs when compared to the same quarter in 2005.

         Other Income. Other income increased $73,000, or 9.0%, to $884,000 for the three months ended June 30, 2006, compared to $811,000 for the same quarter in 2005. This was primarily the result of an increase of $15,000 in service charges and fees on deposit accounts coupled with a $41,000 increase in other income, primarily from bank-owned life insurance.

         Other Expenses. Other expenses increased $163,000, or 3.2%, to $5.2 million for the three months ended June 30, 2006, compared to $5.0 million for the same quarter in 2005. The increase was primarily attributable to salaries and benefits associated with the Company's growth strategy of expanding its branch network, coupled with approximately $169,000 of pre-tax stock option compensation expense associated with the adoption of SFAS No. 123(R).

         Income Tax Expense. Income tax expense decreased by $18,000, or 2.7%, during the three months ended June 30, 2006 when compared to the same quarter in 2005, reflecting lower taxable income for the 2006 period.

Comparison of Operating Results for Six Months Ended June 30, 2006 and 2005

         Net Income. Net income decreased by $116,000, to $2.109 million, for the six months ended June 30, 2006, compared to $2.225 million for the same period in 2005, a 5.2% decline. Diluted net income per common share was $0.20 for the six months ended June 30, 2006 compared to $0.19 for the same period in 2005, an increase of 5.3%. The decrease in net income was primarily attributable to a $626,000 increase in other expenses, partially offset by an increase in net interest income of $111,000, a $50,000 increase in other income, a $254,000 decrease in the provision for loan losses, and a $95,000 decrease in income tax expense as a result of lower pre-tax earnings. Results for the six months ended June 30, 2006 included $246,000, or $0.02 per diluted share, in after-tax stock option expense associated with the adoption of SFAS No. 123(R).

         Net Interest Income. Net interest income grew $111,000, or 0.9%, to $12.6 million for the six months ended June 30, 2006, compared to $12.5 million for the same period in 2005. Total interest income increased by $4.9 million, to $27.0 million, for the six months ended June 30, 2006, while total interest expense increased by $4.8 million, to $14.4 million, when compared to the same six month period last year. Last year's results included approximately $117,000 of loan prepayment fees, which related to two large credits. The net interest margin for the first six months of 2006 declined 24 basis points to 2.70% from 2.94% in the same period last year. The year-over-year compression was the result of a series of increases in short-term interest rates by the Federal Reserve Board and the prolonged, flat yield curve.

         The 22.3% increase in total interest income was primarily due to an $83.9 million, or 9.8%, increase in the average interest-earning assets, combined with a 59 basis point increase in the average yield earned on these assets when compared to the same period last year. The increase in interest-earning assets was a result of the Company's growth strategy. The increase in the average yield was primarily attributable to higher market interest rates on originated loans, a higher yield on investment securities and increased dividend income resulting from a higher yield on FHLB stock balances.

         The 50.4% increase in total interest expense primarily resulted from a $100.8 million, or 12.8%, increase in the average interest-bearing liabilities, coupled with an 81 basis point increase in the average cost of funds when compared to the same period last year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as a significant increase in higher cost certificates of deposits and other borrowed funds, which consist of FHLB advances. The majority of the increase in average interest-bearing liabilities for the first six months of 2006 was a result of a $136.1 million, or 50.4%, increase in the average balance of certificate of deposit accounts along with a $10.4 million, or 4.4%, increase in the average balance of other borrowed funds over the same period of the prior year.

         Provision for Loan Losses. We maintain an allowance for loan losses through provisions for loan losses that are charged to earnings. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of incurred and probable losses in the loan portfolio at the balance sheet date that are reasonable to estimate. In estimating the losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as an internal analysis of credit quality, general levels of loan delinquencies, collateral values, the Bank's historical loan loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan loss experience and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's assessment did not change either in estimation method or assumptions during either period.

         The provision for loan losses declined by $254,000, to $668,000, for the six months ended June 30, 2006, from $922,000 for the same period in 2005. The decrease in the provision was primarily due to lower loan production during the six months ended June 30, 2006 as compared to the same period last year. Total charge-offs amounted to $569,000 and recoveries amounted to $228,000, resulting in a net charge-off amount of $341,000 for the six months ended June 30, 2006. This represents a $101,000 increase in net charge-offs over the same period in 2005.

         Other Income. Other income increased $50,000, or 2.9%, to $1.8 million for the six months ended June 30, 2006, compared to $1.7 million for the same period in 2005. This was primarily the result of an increase of $50,000 in other income, primarily from bank-owned life insurance.

         Other Expenses. Other expenses increased $626,000, or 6.4%, to $10.3 million for the six months ended June 30, 2006, compared to $9.7 million for the same period in 2005. The increase was primarily attributable to salaries and benefits associated with the Company's growth strategy of expanding its branch network, coupled with approximately $328,000 of pre-tax stock option compensation expense associated with the adoption of SFAS No. 123(R).

         Income Tax Expense. Income tax expense decreased by $95,000, or 6.9%, during the six months ended June 30, 2006 when compared to the same period in 2005, reflecting lower taxable income for the 2006 period.

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

         The  Bank's  primary  sources  of  liquidity  are  deposits,  scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, the Bank invests any excess funds in overnight federal funds investments, which provide liquidity. Its cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $13.9 million at June 30, 2006. To a lesser extent, the earnings and funds provided from operating activities are a source of liquidity.

         Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. If the Bank requires funds beyond its ability to generate them internally, it has the ability to obtain advances from the FHLB, which provides an additional source of funds. At June 30, 2006, the Bank's borrowing limit with the FHLB was $290.5 million, excluding repurchase agreement advances, subject to collateral requirements. At June 30, 2006, the Bank had $157.7 million of FHLB advances outstanding and $85.0 million in repurchase agreement advances with the FHLB.

         Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is it aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of June 30, 2006 was $42.3 million, excluding commitments on unused lines of credit, which totaled $29.0 million.

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

         The following table discloses the Bank's contractual obligations as of June 30, 2006 (in thousands):

                                   Total         Less Than        1-3 Years        4-5 Years       After
                                                   1 Year                                         5 Years
                                 --------          --------        --------          -------      -------
Certificates of deposit          $411,122          $356,078        $ 47,932          $ 6,659      $   453
FHLB advances (1)                 242,705           131,405          73,600           10,000       27,700
Rental under operating leases      12,056               942           1,728            1,487        7,899
                                 --------          --------        --------          -------      -------
Total                            $665,883          $488,425        $123,260          $18,146      $36,052
                                 ========          ========        ========          =======      =======

----------------
(1)  At June 30, 2006,  other  borrowed funds  consisted of FHLB  advances.  The
     Bank's borrowing limit with the FHLB was $290.5 million, excluding repurchase agreement advances, subject to collateral requirements, consisting of an overnight line of credit of $61.9 million, an adjustable rate line of credit of $61.9 million and a regular advance limit of $166.7 million.

         The following table discloses the Bank's commitments as of June 30, 2006 (in thousands):

                                       Total        Less Than       1-3 Years      4-5 Years    After
                                                     1 Year                                    5 Years
                                     --------       --------        --------        -------    -------
Lines of Credit (1)                   $29,038       $ 2,470           $2,995          $ 64     $23,509
Other commitments to extend credit     42,298        42,298                -             -           -
                                      -------       -------           ------          ----     -------

Total                                 $71,336       $44,768           $2,995          $ 64     $23,509
                                      =======       =======           ======          ====     =======

----------------
(1)  Represents amounts committed to customers.

Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On June 30, 2006, the Bank was in compliance with all of its regulatory capital requirements. The following table sets forth the Bank's capital position and relativity to regulatory requirements as of June 30, 2006:

                                                                  OTS Requirements
                                       ----------------------------------------------------------------------
                                                                                             Regulatory
                                                                      Minimum           for classification as
                                            Bank actual           capital adequacy        well-capitalized
                                       --------------------     ------------------      ---------------------
                                        Amount       Ratio       Amount      Ratio       Amount       Ratio
                                        ------       -----       ------      -----       ------       -----
Total risk-based capital
   (to risk-weighted assets)           $92,744      12.15%      $61,079       8.00%      $76,348     10.00%
Tier 1 capital
   (to risk-weighted assets)            86,654      11.35%          N/A        N/A        45,809      6.00%
Tier 1 capital
   (to adjusted total assets)           86,654       8.68%       39,915       4.00%       49,893      5.00%
Tangible capital
   (to adjusted total assets)           86,654       8.68%       14,968       1.50%          N/A        N/A

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

         Management believes that there has not been a material adverse change in market risk during the three month period ended June 30, 2006.

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

         The Board of Directors has established an Asset and Liability Management and Budget Committee. The Committee meets quarterly with management to review current investments: average lives, durations and re-pricing frequencies of loans and securities; loan and deposit pricing, production volumes and alternative funding sources; interest rate risk analysis; liquidity and borrowing needs; and a variety of other asset and liability management topics. The management session of the Committee is held monthly with President Fiore presiding and senior management in attendance. The results of the quarterly and monthly meetings of the Committee are reported to the full Board at its regular meetings. In addition, the Committee generally meets during October and November each year with the goal of developing an annual business and operating plan for presentation to the full Board.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. There were no lawsuits pending or known to be contemplated at June 30, 2006 that would be expected to have a material effect on the Company's operations or income.

Item 1A. Risk Factors.
         ------------

         There has been no material change in the risk factors previously disclosed in the Company's 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company's common stock during the second quarter of 2006 and the stock repurchase plans approved by the Company's Board of Directors.

----------------------------- --------------- ---------------- ------------------------- ----------------------------
                                                                Total Number of Shares    Maximum Number of Shares
                               Total Number                      Purchased as Part of     that May Yet Be Purchased
                                of Shares      Average Price      Publicly Announced         Under the Plans or
          Period                Purchased     Paid per Share    Plans or Programs (1)           Programs (1)
----------------------------- --------------- ---------------- ------------------------- ----------------------------
April 1-30, 2006                    -                -                    -                         486,901
----------------------------- --------------- ---------------- ------------------------- ----------------------------
May 1-31, 2006                    16,500           14.69                 16,500                     470,401
----------------------------- --------------- ---------------- ------------------------- ----------------------------
June 1-30, 2006                      -               -                     -                        470,401
----------------------------- --------------- ---------------- ------------------------- ----------------------------
Total                             16,500           14.69                 16,500
----------------------------- --------------- ---------------- ------------------------- ----------------------------

-------------
(1) On February 23, 2006, the Company announced that it intends to purchase up to five percent of its common stock outstanding (approximately 572,294 shares) in open market transactions. This repurchase program incorporates the 174,628 shares that remained available for repurchase under the Company's August 2005 repurchase program. Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date and has 470,401 shares yet to be purchased.

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

                          SYNERGY FINANCIAL GROUP, INC.



Date: August 9, 2006                   By: /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

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

Date: August 9, 2006                            Date: August 9, 2006
