Form 10-Q
period 2006-09-30
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2006-11-09
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: September 30, 2006
                                     ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-50467
                                            ---------


                         SYNERGY FINANCIAL GROUP, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                           52-2413926
            ----------                                           ----------
State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 310 North Avenue East, Cranford, New Jersey                       07016
 -------------------------------------------                       -----
   (Address of principal executive offices)                      (Zip Code)

                                 (908) 272-3838
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer __ Accelerated filer X Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of October 31, 2006:

$0.10 Par Value Common Stock                            11,382,143
----------------------------                            ----------
         Class                                      Shares Outstanding

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I        FINANCIAL INFORMATION
------        ---------------------

Item 1.       Financial Statements  (unaudited)

              Consolidated Balance Sheets as of September 30, 2006  and
                  December 31, 2005........................................................1

              Consolidated Statements of Income for the three and nine months ended
                  September 30, 2006 and 2005..............................................2

              Consolidated Statement of Changes in Stockholders' Equity for the
                  nine months ended September 30, 2006.....................................3

              Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2006 and 2005..............................................4

              Notes to Consolidated Financial Statements...................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk..................23

Item 4.       Controls and Procedures.....................................................24


PART II       OTHER INFORMATION
-------       -----------------

Item 1.       Legal Proceedings...........................................................25

Item 1A.      Risk Factors................................................................25

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.................25

Item 3.       Defaults Upon Senior Securities.............................................26

Item 4.       Submission of Matters to a Vote of Security Holders.........................26

Item 5.       Other Information...........................................................26

Item 6.       Exhibits....................................................................26

Signatures................................................................................27


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)

                                                                              September 30,    December 31,
                                                                                  2006             2005
                                                                                  ----             ----

Assets:
Cash and amounts due from banks                                              $     5,108       $     4,635
Interest-bearing deposits with banks                                                 414             1,948
                                                                             -----------       -----------
Cash and cash equivalents                                                          5,522             6,583
Investment securities available-for-sale,
   at fair value                                                                  72,640            85,319
Investment securities held-to-maturity (fair
   value of $79,359 and $93,575, respectively)                                    81,582            95,621
Federal Home Loan Bank of New York
   stock, at cost                                                                 12,840            13,263
Loans receivable, net                                                            769,135           733,183
Accrued interest receivable                                                        3,785             3,313
Property and equipment, net                                                       19,504            18,570
Cash surrender value of bank-owned life insurance                                 21,581            13,138
Other assets                                                                       6,655             4,897
                                                                             -----------       -----------
     Total assets                                                            $   993,244       $   973,887
                                                                             ===========       ===========

Liabilities:
Deposits                                                                     $   635,329       $   606,471
Other borrowed funds                                                             254,750           266,600
Advance payments by borrowers for taxes and insurance                              2,737             2,215
Accrued interest payable on advances                                                 674               611
Other liabilities                                                                  3,293             2,740
                                                                             -----------       -----------
     Total liabilities                                                           896,783           878,637
                                                                             -----------       -----------

Stockholders' equity:
Preferred stock; $0.10 par value, 5,000,000 shares
   authorized; issued and outstanding - none                                           -                 -
Common stock; $0.10 par value, 20,000,000 shares authorized;
   Issued - 12,509,636 in 2006 and 12,471,481 in 2005
   Outstanding  - 11,382,143 in 2006 and 11,545,881 in 2005                        1,251             1,247
Additional paid-in-capital                                                        84,447            85,959
Retained earnings                                                                 33,953            32,794
Unearned ESOP shares                                                              (4,770)           (5,282)
Unearned RSP compensation                                                              -            (2,567)
Treasury stock acquired for the RSP, at cost;
   271,613 in 2006 and 363,037 in 2005                                            (3,086)           (4,124)
Treasury stock, at cost; 1,127,493 in 2006
   and 925,600 in 2005                                                           (14,125)          (11,426)
Accumulated other comprehensive loss, net of taxes                                (1,209)           (1,351)
                                                                             -----------       -----------
     Total stockholders' equity                                                   96,461            95,250
                                                                             -----------       -----------
     Total liabilities and stockholders' equity                              $   993,244       $   973,887
                                                                             ===========       ===========

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (unaudited)


                                                                    For the Three Months           For the Nine Months
                                                                     ended September 30,           ended September 30,
                                                                     -------------------           -------------------
                                                                      2006         2005              2006         2005
                                                                      ----         ----              ----         ----

Interest income:
   Loans, including fees                                          $  12,199     $  9,868         $  35,456    $  27,210
   Investment securities                                              1,577        1,934             4,998        6,448
   Other                                                                181          157               526          391
                                                                  ---------     --------         ---------    ---------
     Total interest income                                           13,957       11,959            40,980       34,049
                                                                  ---------     --------         ---------    ---------
Interest expense:
   Deposits                                                           5,671        3,292            15,085        9,025
   Borrowed funds                                                     2,627        2,517             7,598        6,347
                                                                  ---------     --------         ---------    ---------
     Total interest expense                                           8,298        5,809            22,683       15,372
                                                                  ---------     --------         ---------    ---------
     Net interest income before provision for loan losses             5,659        6,150            18,297       18,677
Provision for loan losses                                               200          392               868        1,314
                                                                  ---------     --------         ---------    ---------
     Net interest income after provision for loan losses              5,459        5,758            17,429       17,363
                                                                  ---------     --------         ---------    ---------

Other income:
   Service charges and other fees on deposit accounts                   557          550             1,570        1,562
   Net gain (loss) on sale of investments                                 -            8                 -          (26)
   Commissions                                                          211          211               625          660
   Other                                                                188          185               521          468
                                                                  ---------     --------         ---------    ---------
     Total other income                                                 956          954             2,716        2,664
                                                                  ---------     --------         ---------    ---------

Other expenses:
   Salaries and employee benefits                                     3,080        2,784             9,204        8,261
   Premises and equipment                                               634          765             1,967        2,226
   Occupancy                                                            589          583             1,715        1,595
   Professional services                                                149          165               608          559
   Advertising                                                           81          262               341          677
   Other operating                                                      443          477             1,486        1,437
                                                                  ---------     --------         ---------    ---------
     Total other expenses                                             4,976        5,036            15,321       14,755
                                                                  ---------     --------         ---------    ---------
     Income before income tax expense                                 1,439        1,676             4,824        5,272
Income tax expense                                                      458          568             1,734        1,939
                                                                  ---------     --------         ---------    ---------
     Net income                                                   $     981     $  1,108         $   3,090    $   3,333
                                                                  =========     ========         =========    =========

Per share of common stock:
   Basic earnings per share                                       $    0.09     $   0.10         $    0.30    $    0.30
                                                                  =========     ========         =========    =========
   Diluted earnings per share                                     $    0.09     $   0.10         $    0.29    $    0.29
                                                                  =========     ========         =========    =========

Basic weighted average shares outstanding                            10,379       10,711            10,350       10,993
                                                                  =========     ========         =========    =========
Diluted weighted average shares outstanding                          10,874       11,102            10,824       11,390
                                                                  =========     ========         =========    =========

        The accompanying notes are an integral part of these statements.

                            SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       Consolidated Statement of Changes in Stockholders' Equity
                              For the Nine Months Ended September 30, 2006
                                  (In thousands, except share amounts)
                                             (unaudited)

                                                                                               Treasury           Accumulated
                                                                                                stock            comprehensive
                                    Common stock    Additional           Unearned   Unearned   acquired             income
                                   Shares      Par   paid-in-  Retained    ESOP       RSP      for the  Treasury    (loss),
                                   issued     value  capital   earnings   shares  compensation   RSP      Stock       net     TOTAL
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2006       12,471,481 $1,247   $85,959    $32,794  $(5,282)   $(2,567)   $(4,124) $(11,426)  $(1,351) $95,250

    Net income                            -      -         -      3,090        -          -          -         -         -    3,090

    Other comprehensive income,
      net of reclassification
      adjustment and taxes               -       -         -          -        -          -          -         -        142     142
                                                                                                                             ------

Total comprehensive income                                                                                                    3,232

    Dividends declared                   -       -         -     (1,931)       -          -          -         -         -   (1,931)

    Common stock issued for
      options exercised             38,155       4       210          -        -          -          -         -         -      214

    Common stock held by
      ESOP committed to be
      released (74,718 shares)           -       -       576          -      512          -          -         -         -    1,088

    Other stock compensation
      plan activity, including
      tax benefits                       -       -       186          -        -          -          -         -         -      186

    Transfer due to adoption
      of SFAS 123(R)                     -       -    (2,567)         -        -      2,567          -         -         -        -

    Compensation recognized
      under stock plans                  -       -     1,121          -        -          -          -         -         -    1,121

    Purchase of treasury
      stock (201,893 shares)             -       -         -          -        -          -          -    (2,699)        -   (2,699)

    Common stock issued by
      RSP (91,424)                       -       -    (1,038)         -        -          -      1,038         -         -        -
                                ----------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2006   12,509,636  $1,251   $84,447    $33,953  $(4,770)   $     -    $(3,086) $(14,125)  $(1,209) $96,461
                                ====================================================================================================

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                   2006              2005
                                                                                   ----              ----
Operating activities:
  Net income                                                                      $  3,090         $   3,333
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                                      1,110             1,139
  Provision for loan losses                                                            868             1,314
  Deferred income taxes                                                             (1,787)             (405)
  Amortization of deferred loan fees and costs                                        (110)              (81)
  Amortization of premiums on investment securities                                    387               679
  Net loss on sale of investment securities                                              -                26
  Release of ESOP shares                                                             1,088               920
  Compensation recognized under stock plans                                          1,121               607
  Increase in accrued interest receivable                                             (472)             (367)
  Increase in other assets                                                             (38)             (141)
  Increase (decrease) in other liabilities                                             505            (2,121)
  Increase in cash surrender value of bank-owned life insurance                       (443)             (373)
  Increase in accrued interest payable on advances                                      63               395
                                                                                  --------         ---------
    Net cash provided by operating activities                                        5,382             4,925
                                                                                  --------         ---------
Investing activities:
  Purchase of investment securities held-to-maturity                                     -           (12,536)
  Purchase of investment securities available-for-sale                              (4,607)           (2,084)
  Maturity and principal repayments of investment
    securities held-to-maturity                                                     17,112            21,819
  Maturity and principal repayments of investment
    securities available-for-sale                                                   13,968            28,846
  Purchase of property and equipment                                                (2,044)           (2,077)
  Sale (purchase) of FHLB stock                                                        423            (2,352)
  Proceeds from the sale of investment securities available for sale                     -            12,808
  Purchase of bank owned life insurance                                             (8,000)                -
  Loan originations, net of principal repayments                                   (42,887)         (120,186)
  Purchase of loans                                                                 (2,940)          (10,168)
  Proceeds from sale of loans                                                        9,117                 -
                                                                                   --------         ---------
    Net cash used in investing activities                                          (19,858)          (85,930)
                                                                                   --------         ---------

Financing activities:
  Net increase in deposits                                                          28,858            42,224
  Increase in short-term FHLB advances                                               7,300            61,475
  Proceeds from long-term FHLB advances                                             22,000            25,500
  Repayments of long-term FHLB advances                                            (41,150)          (36,939)
  Increase in advance payments by borrowers
    for taxes and insurance                                                            522               438
  Dividends paid                                                                    (1,816)           (1,600)
  Purchase of treasury stock for the RSP Plan                                            -              (766)
  Purchase of treasury stock                                                        (2,699)           (7,916)
  Common stock issued for options exercised                                            400                83
                                                                                  --------         ---------
  Net cash provided by financing activities                                         13,415            82,499
                                                                                  --------         ---------
    Net (decrease) increase in cash and cash equivalents                            (1,061)            1,494
Cash and cash equivalents at beginning of year                                       6,583             6,446
                                                                                  --------         ---------
Cash and cash equivalents at end of period                                        $  5,522         $   7,940
                                                                                  ========         =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                                   $  2,206         $   2,849
                                                                                  ========         =========
   Interest paid on deposits and borrowed funds                                   $ 22,747         $  15,767
                                                                                  ========         =========

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005. The results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

                                                                 For the Three Months Ended September 30, 2006
                                                                 ---------------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                             -----------          -------------         ------------
    Basic earnings per share:
       Income available to common stockholders                $     981               10,379            $    0.09
       Effect of dilutive common stock equivalents                    0                  495                 0.00
                                                              ---------               ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $     981               10,874            $    0.09
                                                              =========               ======            =========

                                                                 For the Three Months Ended September 30, 2005
                                                                 ---------------------------------------------
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
                                                              =========               ======            =========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                                 For the Nine Months Ended September 30, 2006
                                                                 --------------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                             -----------          -------------         ------------
    Basic earnings per share:
       Income available to common stockholders                $   3,090               10,350            $    0.30
       Effect of dilutive common stock equivalents                    0                  474                (0.01)
                                                              ---------               ------            ---------

    Diluted earnings per share:
       Income available to common stockholders                $   3,090               10,824            $    0.29
                                                              =========               ======            =========

                                                                 For the Nine Months Ended September 30, 2005
                                                                 --------------------------------------------
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
                                                              =========               ======            =========


3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment." Under the accounting requirements, the Company is now required to recognize compensation expenses related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. For the three months ended September 30, 2006, the Company recognized approximately $169,000 of compensation expense relating to its stock option plans and approximately $40,000 of income tax benefit resulting from this expense for that period. For the nine months ended September 30, 2006, the Company recognized approximately $497,000 of compensation expense relating to its stock option plans and approximately $121,000 of income tax benefit resulting from this expense for that period.

At the Annual Meeting held on April 22, 2003, stockholders of the Company approved the Company's 2003 Stock Option Plan making available 165,746 shares of common stock for granting under the plan. Prior to April 22, 2003, the Company did not have a stock option plan. Under the 2003 Stock Option Plan, each stock option granted entitles the holder to purchase one share of the Company's common stock at an exercise price of not less than the fair market value of a share of common stock at the date of grant. Options granted vest over a five-year period from the date of grant and will expire no later than 10 years following the grant date. During the year ended December 31, 2003, the Company granted 165,746 options to purchase common shares of the Company. As a result of the January 20, 2004 second-step mutual-to-stock conversion, the shares associated with the 2003 Stock Option Plan converted at the exchange ratio of 3.7231 to 617,086 shares.

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

As of September 30, 2006, there were approximately $1.8 million and $2.3 million of total unrecognized compensation expense relating to unvested stock options and unvested restricted stock plan shares, respectively. These costs are expected to be recognized over a weighted average period of 2.6 years for both the stock option plans and restricted stock plans.

The Company continues to recognize compensation expense for shares of common stock awarded under the restricted stock plans over the vesting period at the fair market value of the shares on the dates they are awarded. For the three months ended September 30, 2006 and 2005, the Company recognized approximately $212,000 and $202,000, respectively, of compensation expense relating to the restricted stock plans, and approximately $76,000 and $73,000, respectively, of income tax benefit resulting from this expense for these periods. For the nine months ended September 30, 2006 and 2005, the Company recognized approximately $623,000 and $608,000, respectively, of compensation expense relating to the restricted stock plans, and approximately $224,000 and $219,000, respectively, of income tax benefit resulting from this expense for these periods.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


The following is a summary of the Company's stock option plans for the nine months ended September 30, 2006:

                                                     Weighted
                                                     Average
                                        Shares    Exercise Price
                                        ------    --------------
Outstanding at beginning of period    1,213,301    $    8.25
Granted                                  83,500        13.50
Exercised                               (38,155)        5.61
Forfeited                                (2,000)       10.15
Expired                                       -            -
                                      ---------    ---------
Outstanding at end of period          1,256,646    $    8.68
                                      =========    =========
Exercisable at end of period            541,032    $    7.57
                                      =========    =========
Weighted average remaining
    contractual life                       7.5 years
Aggregate intrinsic value for
    exercisable options                    $    8.27

The following is a summary of the Company's restricted stock plans for the nine months ended September 30, 2006:

                                                    Weighted
                                                    Average
                                                   Grant Date
                                       Shares      Fair Value
                                       ------      ----------
Outstanding at beginning of period    334,560      $    8.84
Granted                                27,200          13.50
Vested                                (91,424)          8.46
Forfeited                                (250)         13.50
Expired                                     -              -
                                      -------      ---------
Outstanding at end of period          270,086      $    9.43
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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


4. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Instruments: an amendment of FASB Statements No. 133 and 140." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounts ofr as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instruments on a fair value basis. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement to have a material effect on the Company's results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company's results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material effect on the Company's results of operations or financial condition.

Staff Accounting Bulletin No. 108 ("SAB 108") provides guidance on the consideration of the effects of prior year financial statement misstatements in quantifying current year misstatements for the purpose of assessing materiality. Diversity in practice currently exists as to quantifying financial statement misstatements. Therefore, the potential under current practice for the build up of improper amounts on the balance sheet has been reviewed and addressed. The Company is reviewing this accounting bulletin, but has not yet determined the effect of adopting SAB 108, which is effective for years ending after November 15, 2006.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


5. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows (in thousands):

                                               September 30, 2006
                                ------------------------------------------------
                                               Gross         Gross
                                Amortized    unrealized    unrealized      Fair
                                  cost         gains         losses        value
                                ------------------------------------------------
Available-for-sale
  U.S. government obligations   $ 1,999       $     -       $   (82)     $ 1,917
  Mortgage-backed securities:
    FHLMC                        48,799             2        (1,192)      47,609
    FNMA                         21,715             5          (549)      21,171
  Equity securities               2,000             -           (57)       1,943
                                -------       -------       -------      -------
    Total                       $74,513       $     7       $(1,880)     $72,640
                                =======       =======       =======      =======


                                               September 30, 2005
                                ------------------------------------------------
                                               Gross         Gross
                                Amortized    unrealized    unrealized      Fair
                                  cost         gains         losses        value
                                ------------------------------------------------
Held-to-maturity
  Mortgage-backed securities:
    FHLMC                       $33,795       $     -       $(1,025)     $32,770
    FNMA                         45,314             1        (1,157)      44,158
    GNMA                          2,463             5           (47)       2,421
  Other debt securities              10             -             -           10
                                -------       -------       -------      -------
    Total                       $81,582       $     6       $(2,229)     $79,359
                                =======       =======       =======      =======


                                               December 31, 2005
                                ------------------------------------------------
                                               Gross         Gross
                                Amortized    unrealized    unrealized      Fair
                                  cost         gains         losses        value
                                ------------------------------------------------
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
                                =======       =======       =======      =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


                                               December 31, 2005
                                ------------------------------------------------
                                               Gross         Gross
                                Amortized    unrealized    unrealized      Fair
                                  cost         gains         losses        value
                                ------------------------------------------------
Held-to-maturity
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
                                  =======     =======       =======      =======


6. LOANS RECEIVABLE

Major groupings of loans are as follows (in thousands):

                                                   September 30,    December 31,
                                                       2006             2005
                                                   -----------------------------
   Mortgages:
     Residential, 1-4 family                         $242,640          $243,188
     Multi-family / non-residential                   314,243           271,600
      Construction                                      9,763             9,525
   Automobile                                         153,509           185,812
   Commercial                                          51,454            24,794
   Other consumer                                       3,471             3,830
                                                     --------          --------

   Loans receivable                                   775,080           738,749
   Deferred loan fees and costs                            87               197
   Allowance for loan losses                           (6,032)           (5,763)
                                                     --------          --------

   Loans receivable, net                             $769,135          $733,183
                                                     ========          ========


A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                                     For the Nine Months Ended
                                                  ------------------------------
                                                   September 30,   September 30,
                                                        2006            2005
                                                  ------------------------------

   Balance, beginning of period                       $5,763          $4,427
   Provision for loan losses                             868           1,314
   Recoveries                                            345             240
   Loans charged-off                                    (944)           (585)
                                                      ------          ------

   Balance, end of period                             $6,032          $5,396
                                                      ======          ======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


7. DEPOSITS

Deposits are summarized as follows (in thousands):

                                                  September 30,   December 31,
                                                      2006            2005
                                                  ------------------------------
     Non-interest-bearing checking accounts         $ 58,953        $ 58,152
     Interest-bearing checking accounts                1,535           3,320
     Savings and club accounts                        49,619          60,608
     Money market accounts                           126,956         117,930
     Certificate of deposit accounts                 398,266         366,461
                                                    --------        --------
                                                    $635,329        $606,471
                                                    ========        ========

8. OTHER BORROWED FUNDS

1. Short-Term Borrowings
   ---------------------

Short-term borrowings, which consist primarily of Federal Home Loan Bank ("FHLB") advances, generally have maturities of less than one year. The details of these borrowings are presented below (in thousands, except percentages):

                                                                       At or For The
                                                                 ----------------------------
                                                                  Nine Months   Twelve Months
                                                                     Ended          Ended
                                                                 September 30,  December 31,
                                                                     2006           2005
                                                                 ----------------------------
Average balance outstanding                                         $70,403       $ 75,411
Maximum amount outstanding at any month end during the period        93,950        115,000
Balance outstanding at period end                                    93,950         86,650
Weighted average interest rate during the period                       5.15%          3.59%
Weighted average interest rate at period end                           5.54%          4.13%

2. Long-Term Borrowings
   --------------------

At September 30, 2006, long-term borrowings, which consist of FHLB advances, totaled $160.8 million. Advances consist of fixed-rate advances that will mature within one to nine years. The advances are collateralized by FHLB stock and certain first mortgage loans, first-lien home equity loans and mortgage-backed securities. These advances had a weighted average interest rate of 3.99%.

As of September 30, 2006, long-term FHLB advances mature as follows (in thousands):

   2006                                                    $  8,000
   2007                                                      57,000
   2008                                                      45,100
   2009                                                       8,000
   2010                                                      10,000
   Thereafter                                                32,700
                                                           --------
                                                           $160,800
                                                           ========

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


Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21 E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for the purpose of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission ("SEC").

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

       Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax assets to the expected realizable amount, thereby impacting earnings.
Comparison of Financial Condition at September 30, 2006 and December 31, 2005

       Assets. Total assets reached $993.3 million on September 30, 2006, an increase of 2.0%, or $19.4 million, from $973.9 million on December 31, 2005. This growth was primarily attributable to an increase in net loans and in bank-owned life insurance, partially offset by a decline in investment securities.

       Between December 31, 2005 and September 30, 2006, investment securities decreased $26.7 million, or 14.8%, from $180.9 million to $154.2 million. This decrease was due to maturities and principal repayments during the first nine months of 2006. FHLB stock holdings decreased 3.2%, or $0.4 million, to $12.8 million at September 30, 2006, from $13.2 million at December 31, 2005.

       Net  loans  increased  4.9%,  or $35.9  million,  to  $769.1  million  at
September 30, 2006, from $733.2 million at December 31, 2005. This growth includes $45.8 million in originations and purchased loans, net of principal repayments, offset by $9.1 million in participation loan sales, the amortization of the premium on purchased loans and net deferred loan costs, along with a provision of $868,000 recorded to the allowance for loan losses. During the first quarter of 2006, the Bank sold approximately $9.1 million of participation loans that were providing yields below current market levels. The most significant changes during the nine months ended September 30, 2006 were in multi-family/non-residential mortgage and commercial loans. Multi-family/ non-residential mortgages increased by $42.6 million, or 15.7%, to $314.2 million, while commercial loans increased by $26.7 million, or 107.5%, to $51.5 million. Automobile loans declined $32.3 million, or 17.4%, to

$153.5   million,   as   greater   emphasis   was  placed  on   commercial   and
multi-family/non-residential mortgage products.

       On September 30, 2006, total loans of $775.1 million were comprised of 40.5% in multi-family/non-residential mortgage loans, 20.2% in consumer loans, comprised mostly of direct automobile loans for both new and used vehicles, 16.6% in one-to-four family real estate loans, 14.6% in home equity loans, 6.8% in commercial loans and 1.3% in construction loans.

       The allowance for loan losses was $6.0 million at September 30, 2006, compared to $5.8 million at December 31, 2005. This reflects a provision for loan losses of $868,000 for the nine-month period ended September 30, 2006, offset by net charge-offs of $599,000. The ratio of the allowance for loan losses to total loans was 0.78% on both September 30, 2006 and December 31, 2005. Non-performing assets represented 0.13% of total assets on June 30, 2006, compared to 0.04% on December 31, 2005. The increase was primarily due to the placement of an $825,000 non-residential loan into non-performing status during the third quarter of 2006.

       Liabilities. Total liabilities increased $18.2 million, or 2.1%, to $896.8 million at September 30, 2006, from $878.6 million at December 31, 2005. The increase in total liabilities resulted primarily from an increase of $28.8 million, or 4.8%, in deposits, partially offset by a decline in FHLB advances of $11.9 million, or 4.4%. The balance of the change was attributable to a increase in total other liabilities of $1.2 million, or 20.4%.

       Deposits reached $635.3 million at September 30, 2006, an increase of $28.8 million, or 4.8%, from the $606.5 million reported at December 31, 2005. This growth resulted from increases in certificates of deposit of $31.8 million, or 8.7%, from the $366.5 million reported at year-end 2005, while core deposits, which consist of checking, savings and money market accounts, decreased $3.0 million, or 1.2%. At September 30, 2006, brokered certificates of deposit totaled $36.3 million, an increase of $12.7 million from December 31, 2005.

       The $11.9 million decrease in FHLB advances between December 31, 2005 and September 30, 2006 was primarily due to the growth in deposits.

         Equity. Stockholders' equity totaled $96.5 million at September 30, 2006, an increase of $1.2 million, or 1.3%, from $95.3 million at December 31, 2005. The increase was attributable to net income for the period coupled with the activity relating to the Company's stock based benefit plans, partially offset by the repurchase of 201,893 shares of the Company's common stock in open market transactions. Additionally, on September 27, 2006, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, which was payable on October 27, 2006 to stockholders of record on October 13, 2006.

    The repurchase of shares associated with the Company's stock repurchase programs resulted in a cumulative reduction in stockholders' equity of $2.7 million. The decrease in accumulated other comprehensive loss, net of tax effect, totaled $142,000.

Average Balance Sheet. The following table sets forth certain information for the three months ended September 30, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                   For the Three Months Ended September 30,
                                                    ---------------------------------------------------------------------------
                                                                 2006                                      2005
                                                    ---------------------------------       -----------------------------------
                                                    Average                 Average          Average                  Average
                                                    Balance    Interest    Yield/Cost        Balance     Interest    Yield/Cost
                                                    -------    --------    ----------        -------     --------    ----------
Interest-earning assets:
  Loans receivable, net(1)                         $767,496     $12,199        6.36%        $669,363      $ 9,868       5.90%
  Securities(2)                                     156,697       1,577        4.03          206,863        1,934       3.74
  Other interest-earning assets(3)                   11,797         181        6.14           13,510          157       4.65
                                                   --------     -------      ------         --------      -------     ------
     Total interest-earning assets                  935,990      13,957        5.96          889,736       11,959       5.38
Non-interest-earning assets                          46,928                                   40,013
                                                   --------                                 --------
     Total assets                                  $982,918                                 $929,749
                                                   ========                                 ========
Interest-bearing liabilities:
 Checking accounts(4)                              $ 60,217     $     8        0.05%        $ 57,298      $    18       0.13%
 Savings and club accounts                           51,858          71        0.55           64,423           81       0.50
 Money market accounts                              126,417       1,039        3.29          141,421          771       2.18
 Certificates of deposit                            415,456       4,553        4.38          295,656        2,422       3.28
 Other borrowed funds                               231,569       2,627        4.54          270,193        2,517       3.73
                                                   --------     -------      ------         --------      -------     ------
     Total interest-bearing liabilities             885,517       8,298        3.75          828,991        5,809       2.80
Non-interest-bearing liabilities                      2,027     -------                        2,409      -------
                                                   --------                                 --------
     Total liabilities                              887,544                                  831,400
Stockholders' equity                                 95,374                                   98,349
                                                   --------                                 --------
     Total liabilities and stockholders' equity    $982,918                                 $929,749
                                                   ========                                 ========
Net interest income                                             $ 5,659                                   $ 6,150
                                                                =======                                   =======
Net interest rate spread(5)                                                    2.21%                                    2.58%
Net interest margin(6)                                                         2.42%                                    2.76%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                      105.70%                                  107.33%

_______________________________
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3)  Includes FHLB stock, at cost.
(4)  Includes both interest-bearing and non-interest-bearing checking accounts.
(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities (including non-interest-bearing checking accounts).
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balance Sheet. The following table sets forth certain information for the nine months ended September 30, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                   For the Nine Months Ended September 30,
                                                    ---------------------------------------------------------------------------
                                                                 2006                                      2005
                                                    ---------------------------------       -----------------------------------
                                                    Average                 Average          Average                  Average
                                                    Balance    Interest    Yield/Cost        Balance     Interest    Yield/Cost
                                                    -------    --------    ----------        -------     --------    ----------
Interest-earning assets:
  Loans receivable, net(1)                         $756,559     $35,456        6.25%        $624,189      $27,210       5.81%
  Securities(2)                                     166,645       4,998        4.00          228,497        6,448       3.76
  Other interest-earning assets(3)                   12,171         526        5.76           12,460          391       4.18
                                                   --------     -------      ------         --------      -------     ------
     Total interest-earning assets                  935,375      40,980        5.84          865,146       34,049       5.25
Non-interest-earning assets                          47,457                                   40,444
                                                   --------                                 --------
     Total assets                                  $982,832                                 $905,590
                                                   ========                                 ========
Interest-bearing liabilities:
 Checking accounts(4)                              $ 61,903     $    31        0.07%        $ 56,074      $    46       0.11%
 Savings and club accounts                           56,635         224        0.53           66,460          248       0.50
 Money market accounts                              117,208       2,444        2.78          151,932        2,374       2.08
 Certificates of deposit                            409,192      12,386        4.04          278,504        6,357       3.04
 Other borrowed funds                               240,701       7,598        4.21          247,794        6,347       3.42
                                                   --------     -------      ------         --------      -------     ------
     Total interest-bearing liabilities             885,639      22,683        3.41          800,764       15,372       2.56
Non-interest-bearing liabilities                      2,530     -------                        3,187      -------
                                                   --------                                 --------
     Total liabilities                              888,169                                  803,951
Stockholders' equity                                 94,663                                  101,639
                                                   --------                                 --------
     Total liabilities and stockholders' equity    $982,832                                 $905,590
                                                   ========                                 ========
Net interest income                                             $18,297                                   $18,677
                                                                =======                                   =======
Net interest rate spread(5)                                                    2.43%                                    2.69%
Net interest margin(6)                                                         2.61%                                    2.88%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                      105.62%                                  108.04%

_______________________________
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3)  Includes FHLB stock, at cost.
(4)  Includes both interest-bearing and non-interest-bearing checking accounts.
(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities (including non-interest-bearing checking accounts).
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

         Net Income. Net income decreased by $127,000, to $981,000, for the three months ended September 30, 2006, compared to $1.108 million for the same period in 2005, an 11.5% decline. Diluted net income per common share was $0.09 for the third quarter of 2006, compared to $0.10 for the same period in 2005. The decrease in net income was primarily attributable to a $491,000 decrease in net interest income, partially offset by an increase in other income of $2,000, a $192,000 decrease in the provision for loan losses, a $60,000 decrease in other expenses and a $110,000 decrease in income tax expense. Results for the third quarter of 2006 included $129,000, or $0.01 per diluted share, in after-tax stock option expense associated with the adoption of SFAS No. 123(R), "Share-Based Payment," which became effective January 1, 2006.

         Net Interest Income. Net interest income declined $491,000, or 8.0%, to $5.7 million for the three months ended September 30, 2006, compared to $6.2 million for the same period in 2005. Total interest income increased by $2.0 million, to $14.0 million, for the three months ended September 30, 2006, while total interest expense increased by $2.5 million, to $8.3 million, when compared to the same three-month period last year. This quarter's results included the reversal of approximately $78,000 of accrued but unpaid interest on an $825,000 non-residential loan placed into non-performing status during the third quarter of 2006. The net interest margin for the third quarter of 2006 declined 34 basis points, to 2.42%, from 2.76% in the same period last year, and declined 24 basis points, from 2.66% in the second quarter of 2006. The linked quarter and year-over-year decline was the result of margin compression stemming from the prolonged, flat yield curve and increased funding costs, coupled with a slowdown in asset growth.

         The 16.7% increase in total interest income was primarily due to a $46.3 million, or 5.2%, increase in average interest-earning assets, combined with a 58 basis point increase in the average yield earned on these assets when compared to the same quarter of the prior year. The increase in interest-earning assets was a result of the Company's growth strategy. The increase in the average yield was primarily attributable to higher market interest rates on originated loans, a higher yield on investment securities and an increased dividend yield on FHLB stock.

         The 42.8% increase in total interest expense primarily resulted from a $56.5 million, or 6.8%, increase in average interest-bearing liabilities, coupled with a 95 basis point increase in the average cost of funds when compared to the same quarter of the prior year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as an increase in higher cost certificates of deposits. The majority of the increase in average interest-bearing liabilities for the quarter ended September 30, 2006 was a result of a $119.8 million, or 40.5%, increase in the average balance of certificate of deposit accounts.

         Provision for Loan Losses. We maintain an allowance for loan losses through provisions for loan losses that are charged to earnings. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of incurred and probable losses in the loan portfolio at the balance sheet date that are reasonable to estimate. In estimating the losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as an internal analysis of credit quality, general levels of loan delinquencies, collateral values, the Bank's historical loan loss experience, changes in loan concentrations by loan category, peer group information and economic and other trends affecting our market area. The provision established for loan losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan loss experience and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's assessment did not change either in estimation method or assumptions during either period.

         The provision for loan losses declined by $192,000, to $200,000, for the three months ended September 30, 2006, from $392,000 for the same quarter in 2005. The decrease in the provision was primarily due to lower loan production during the third quarter of 2006 as compared to the same period last year. Total charge-offs amounted to $375,000 and recoveries amounted to $117,000, resulting in a net charge-off amount of $258,000 for the three months ended September 30, 2006. This represents a $153,000 increase in net charge-offs when compared to the same quarter in 2005.

         Other Income. Other income increased $2,000, or 0.2%, to $956,000 for the three months ended September 30, 2006, compared to $954,000 for the same quarter in 2005. This was primarily the result of an increase in service charges and fees on deposit accounts.

         Other Expenses. Other expenses decreased $60,000, or 1.2%, to $5.0 million for the three months ended September 30, 2006. The decrease was primarily attributable to a decline in advertising expenses and lower premises and equipment expense. Salaries and benefits increased primarily as a result of the $169,000 of pre-tax stock option compensation expense associated with the adoption of SFAS No. 123(R).

         Income Tax Expense. Income tax expense decreased by $110,000, or 19.4%, during the three months ended September 30, 2006 when compared to the same quarter in 2005, due in part to lower taxable income for the 2006 period.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

         Net Income. Net income decreased by $243,000, to $3.1 million, for the nine months ended September 30, 2006, compared to $3.3 million for the same period in 2005, a 7.3% decline. Diluted net income per common share was $0.29 for both periods. The decrease in net income was primarily attributable to a $380,000 decrease in net interest income coupled with a $566,000 increase in other expenses, partially offset by a $52,000 increase in other income, a $446,000 decrease in the provision for loan losses and a $205,000 decrease in income tax expense. Results for the nine months ended September 30, 2006 included $376,000, or $0.03 per diluted share, in after-tax stock option expense associated with the adoption of SFAS No. 123(R).

         Net Interest Income. Net interest income declined by $380,000, or 2.0%, to $18.3 million for the nine months ended September 30, 2006, compared to $18.7 million for the same period in 2005. Total interest income increased by $6.9 million, to $41.0 million, for the nine months ended September 30, 2006, while total interest expense increased by $7.3 million, to $22.7 million, when compared to the same nine-month period last year. Last year's results included approximately $117,000 of loan prepayment fees, which related to two large credits, while this year's results included the reversal of approximately $78,000 of accrued but unpaid interest on an $825,000 loan placed into non-performing status during the third quarter of 2006. The net interest margin for the first nine months of 2006 declined 27 basis points, to 2.61%, from 2.88% in the same period last year. This year-over-year decline was the result of margin compression stemming from the prolonged, flat yield curve and increased funding costs, coupled with a slowdown in asset growth.

         The 20.4% increase in total interest income was primarily due to a $70.2 million, or 8.1%, increase in average interest-earning assets, combined with a 59 basis point increase in the average yield earned on these assets when compared to the same period last year. The increase in interest-earning assets was a result of the Company's growth strategy. The increase in the average yield was primarily attributable to higher market interest rates on originated loans, a higher yield on investment securities and an increased dividend yield on FHLB stock.

         The 47.6% increase in total interest expense primarily resulted from an $84.9 million, or 10.6%, increase in average interest-bearing liabilities, coupled with an 85 basis point increase in the average cost of funds when compared to the same period last year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as an increase in higher cost certificates of deposits. The majority of the increase in average interest-bearing liabilities for the first nine months of 2006 was a result of a $130.7 million, or 46.9%, increase in the average balance of certificate of deposit accounts over the same period last year.

         Provision for Loan Losses. We maintain an allowance for loan losses through provisions for loan losses that are charged to earnings. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of incurred and probable losses in the loan portfolio at the balance sheet date that are reasonable to estimate. In estimating the losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as an internal analysis of credit quality, general levels of loan delinquencies, collateral values, the Bank's historical loan loss experience, changes in loan concentrations by loan category, peer group information and economic and other trends affecting our market area. The provision established for loan losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan loss experience and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's assessment did not change either in estimation method or assumptions during either period.

         The provision for loan losses declined by $446,000, to $868,000, for the nine months ended September 30, 2006, from $1.3 million for the same period in 2005. The decrease in the provision was primarily due to lower loan production during the nine months ended September 30, 2006 as compared to the same period last year. Total charge-offs amounted to $944,000 and recoveries amounted to $345,000, resulting in a net charge-off amount of $599,000 for the nine months ended September 30, 2006. This represents a $254,000 increase in net charge-offs when compared to the same period in 2005.

         Other Income. Other income increased $52,000, or 2.0%, to $2.7 million for the nine months ended September 30, 2006. This was primarily the result of an increase of $53,000 in other income, primarily from bank-owned life insurance.

         Other Expenses. Other expenses increased $566,000, or 3.8%, to $15.3 million for the nine months ended September 30, 2006, compared to $14.8 million for the same period in 2005. The increase was primarily attributable to salaries and benefits resulting from the $497,000 of pre-tax stock option compensation expense associated with the adoption of SFAS No. 123(R).

         Income Tax Expense. Income tax expense decreased by $205,000, or 10.6%, during the nine months ended September 30, 2006 when compared to the same period in 2005, due primarily to lower taxable income for the 2006 period.

Liquidity

       The Bank maintains liquid assets at levels it considers adequate to meet liquidity needs. The liquidity of the Bank reflects its ability to provide funds to meet loan requests, accommodate possible outflows in deposits, fund current and planned expenditures and take advantage of interest rate opportunities in connection with asset and liability management objectives. Funding loan requests, providing for liability outflows and management of interest rate fluctuations require continuous analysis in order to match the maturities of earning assets with specific types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature and mix of the Bank's sources and uses of funds.

       The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, the Bank invests any excess funds in overnight federal funds investments, which provide liquidity. Its cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $5.5 million at September 30, 2006. To a lesser extent, the earnings and funds provided from operating activities are a source of liquidity.

       Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. If the Bank requires funds beyond its ability to generate them internally, it has the ability to obtain advances from the FHLB, which provides an additional source of funds. At September 30, 2006, the Bank's borrowing limit with the FHLB was $399.0 million, excluding repurchase agreement advances, subject to collateral requirements. At September 30, 2006, the Bank had $167.2 million of FHLB advances outstanding and $87.5 million in repurchase agreement advances with the FHLB.

       Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is it aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of September 30, 2006 was $50.0 million, excluding commitments on unused lines of credit, which totaled $30.7 million.

       Management intends to expand the Bank's branch network either through opening or acquiring branch offices. Three new offices and the relocation of one branch are planned for late 2006 and 2007. The Company will also consider the acquisition of local financial institutions as part of expanding its banking operations. It does not, however, have any current understandings, agreements or arrangements for the expansion of its business, other than opening new branch office locations.

       The following table discloses the Bank's contractual obligations as of September 30, 2006 (in thousands):

                                              Total           Less Than       1-3 Years     4-5 Years        After
                                                                1 Year                                     5 Years
                                             ---------------------------------------------------------------------
Certificates of deposit                      $398,266          $345,949        $ 45,488       $ 6,377      $   452
FHLB advances (1)                             254,750           150,950          61,100        10,000       32,700
Rental under operating leases                  11,711               946           1,697         1,578        7,490
                                             --------          --------        --------       -------      -------
Total                                        $664,727          $497,845        $108,285       $17,955      $40,642
                                             ========          ========        ========       =======      =======

________________
(1) At September 30, 2006, other borrowed funds consisted of FHLB advances. The Bank's borrowing limit with the FHLB was $399.0 million, excluding repurchase agreement advances, subject to collateral requirements, consisting of an overnight line of credit of $97.6 million, an adjustable rate line of credit of $97.6 million and a regular advance limit of $203.8 million.

         The following table discloses the Bank's commitments as of September 30, 2006 (in thousands):

                                              Total           Less Than       1-3 Years     4-5 Years        After
                                                                1 Year                                     5 Years
                                             ---------------------------------------------------------------------
Lines of Credit (1)                           $30,744           $ 1,120           $612        $3,230       $25,782
Other commitments to extend credit             50,014            50,014              -             -             -
                                              -------           -------           ----        ------       -------
Total                                         $80,758           $51,134           $612        $3,230       $25,782
                                              =======           =======           ====        ======       =======

________________
(1)  Represents amounts committed to customers.

Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On September 30, 2006, the Bank was in compliance with all of its regulatory capital requirements. The following table sets forth the Bank's capital position and relativity to regulatory requirements as of September 30, 2006:

                                                                                   OTS Requirements
                                                                       ------------------------------------------
                                                                            Minimum            Classification for
                                                 Bank actual           capital adequacy         well-capitalized
                                                 -----------           ----------------         ----------------
                                              Amount      Ratio        Amount      Ratio        Amount      Ratio
                                              ------      -----        ------      -----        ------      -----
Total risk-based capital
   (to risk-weighted assets)                 $94,292      12.28%      $61,431       8.00%      $76,789      10.00%
Tier 1 capital (to risk-weighted assets)      88,260      11.49%          N/A         N/A       46,074       6.00%
Tier 1 capital (to adjusted total assets)     88,260       8.91%       39,626       4.00%       49,532       5.00%
Tangible capital (to adjusted total assets)   88,260       8.91%       14,860       1.50%          N/A         N/A

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

         Quantitative Analysis. Management actively monitors its interest rate risk exposure. The Bank's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Bank uses the Office of Thrift Supervision Net Portfolio Value (NPV) Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset/ Liability Management and Budget Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and the net portfolio value are potentially affected by a 100 to 200 basis point (1/100th of a percentage point) upward and downward shift (shock) in the Treasury yield curve.

         Management believes that there has not been a material adverse change in market risk during the three-month period ended September 30, 2006.

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

         The Board of Directors has established an Asset/Liability Management and Budget Committee. The Committee meets quarterly with management to review current investments: average lives, durations and re-pricing frequencies of loans and securities; loan and deposit pricing, production volumes and alternative funding sources; interest rate risk analysis; liquidity and borrowing needs; and a variety of other asset and liability management topics. The management session of the Committee is held monthly with President Fiore presiding and senior management in attendance. The results of the quarterly and monthly meetings of the Committee are reported to the full Board at its regular meetings. In addition, the Committee generally meets during October and November each year with the goal of developing an annual business and operating plan for presentation to the full Board.

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

                           PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.
         -----------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. There were no lawsuits pending or known to be contemplated at September 30, 2006 that would be expected to have a material effect on the Company's operations or income.

Item 1A. Risk Factors.
         ------------

         There has been no material change in the risk factors previously disclosed in the Company's 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company's common stock during the third quarter of 2006 and the stock repurchase plans approved by the Company's Board of Directors.

----------------------------- --------------- ---------------- ------------------------- ----------------------------
                                                                Total Number of Shares    Maximum Number of Shares
                               Total Number                      Purchased as Part of     that May Yet Be Purchased
                                of Shares      Average Price      Publicly Announced         Under the Plans or
                                Purchased     Paid per Share    Plans or Programs (1)           Programs (1)
           Period
----------------------------- --------------- ---------------- ------------------------- ----------------------------
July 1-31, 2006                     -                -                     -                        470,401
----------------------------- --------------- ---------------- ------------------------- ----------------------------
August 1-31, 2006                   -                -                     -                        470,401
----------------------------- --------------- ---------------- ------------------------- ----------------------------
September 1-30, 2006                -                -                     -                        470,401
----------------------------- --------------- ---------------- ------------------------- ----------------------------
Total                               -                -                     -
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

                                        SYNERGY FINANCIAL GROUP, INC.



Date: November 9, 2006               By:   /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

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

Date: November 9, 2006                      Date: November 9, 2006
