Form 10-K
period 2006-12-31
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2007-03-16
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the fiscal year ended             December 31, 2006
                                   ---------------------------------------------

                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ___________ to _____________.

                       Commission File Number: 000-50467
                                               ---------

                          SYNERGY FINANCIAL GROUP, INC.
                          -----------------------------
                         (Name of Issuer in Its Charter)

             New Jersey                                          52-2413926
-------------------------------------                        -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

310 North Avenue East, Cranford, New Jersey                         07016
-------------------------------------------                  -------------------
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:      (800) 693-3838
                                                     --------------

             Securities registered pursuant to Section 12(b) of the
                        Securities Exchange Act of 1934:
Common Stock, par value $.10                         The NASDAQ Stock Market LLC
----------------------------                         ---------------------------
     (Title of Class)                                    (Name of Exchange)

               Securities registered pursuant to Section 12(g) of the
                        Securities Exchange Act of 1934:
                                      None
                                      ----
                                 (Title of Class)

     Indicate by check mark if the Registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act. YES         NO   X
                                                  -----      -----

     Indicate by check mark if the  Registrant  is not  required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act. YES        NO   X
                                                         -----     -----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X    NO
                                                -----     -----

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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer   X    Non-accelerated filer
                       -----                    -----                       ----

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).  YES         NO   X
                                                 -----      -----

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was $141.1 million.

     As of February 28, 2007, there were 11,382,143 outstanding shares of the Registrant's common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:

           Portions of the Proxy Statement for the 2007 Annual Meeting
                           of Stockholders (Part III)

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
Part I
------

Item 1.       Business.......................................................................      1
Item 1A.      Risk Factors...................................................................     26
Item 1B.      Unresolved Staff Comments......................................................     29
Item 2.       Description of Property........................................................     29
Item 3.       Legal Proceedings..............................................................     30
Item 4.       Submission of Matters to a Vote of Security Holders............................     30

Part II
-------

Item 5.       Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities............................     31
Item 6.       Selected Financial Data........................................................     33
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................     35
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.....................     45
Item 8.       Financial Statements and Supplementary Data....................................     47
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.........................................................     86
Item 9A.      Controls and Procedures........................................................     86
Item 9B.      Other Information..............................................................     87

Part III
--------

Item 10.      Directors and Executive Officers of the Registrant.............................     88
Item 11.      Executive Compensation.........................................................     88
Item 12.      Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters..................................................     88
Item 13.      Certain Relationships and Related Transactions.................................     89
Item 14.      Principal Accounting Fees and Services.........................................     89

Part IV
-------

Item 15.      Exhibits and Financial Statement Schedules.....................................     90
              Signatures.....................................................................     92

                                     PART I

Forward-Looking Statements

         Synergy Financial Group, Inc. (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

         In preparation for the conversion and reorganization of Synergy Bank and its Stock Holding Company from the mutual holding company form of organization to a full stock corporation, a new corporation with the same name, Synergy Financial Group, Inc., was incorporated as a New Jersey corporation on August 27, 2003. Synergy Financial Group, Inc. completed its stock offering in connection with the conversion and reorganization to a full stock corporation on January 20, 2004. As part of the conversion and reorganization, the Stock Holding Company and Synergy, MHC ceased to exist. Synergy Financial Group, Inc. sold 7,035,918 new shares to the public and the shares held by stockholders of the Stock Holding Company were exchanged for 5,416,093 shares of Synergy Financial Group, Inc., with a resulting total of 12,452,011 shares outstanding at the time the second-step conversion was completed.

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

Market Area

         Our main office is located in Cranford, New Jersey, and our branches are located in Middlesex, Monmouth and Union counties, New Jersey. Our primary market area is Essex, Middlesex, Monmouth, Somerset and Union counties, New Jersey. Essex and Union counties are highly urbanized and densely populated counties in the New York City metropolitan area, lying at the heart of the northeast corridor, one of the largest population and industrial areas in the country. The remaining counties are suburban areas located in central New Jersey. The market areas surrounding each of the Bank's branches are mostly growth markets, with population densities and income levels generally above the average levels for New Jersey.

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

         As a result of our recent growth, including growth in our non-residential mortgage loans, a significant portion of our loan portfolio is represented by new credits. Generally, loans that are relatively new, referred to as unseasoned loans, do not have sufficient repayment history to determine the likelihood of repayment in accordance with their terms. Originations and purchases of multi-family / non-residential mortgage loans totaled $115.3 million and $159.1 million during the years ended December 31, 2006 and 2005, respectively.

         Loan   Portfolio   Composition.   The  following   table  analyzes  the
composition of the loan portfolio by loan category at the dates indicated.

                                                                         At December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   2006                 2005                  2004                  2003                 2002
                           ------------------    ------------------    ------------------    -----------------    ------------------
                            Amount    Percent     Amount    Percent     Amount    Percent     Amount   Percent     Amount    Percent
                           --------   -------    --------   -------    --------   -------    --------  -------    --------   ------
                                                                      (Dollars in thousands)
Types of Loans:
---------------

Mortgage loans:
   One-to Four Family
     Residential (1).....  $237,857    30.85%    $243,188    32.92%    $243,772    43.08%    $224,734   51.34%    $202,325    62.92%
   Multi-Family /
     Non-Residential ....   326,225    42.32      271,600    36.76      154,226    27.25       89,847   20.53       48,386    15.05
   Construction..........     6,487     0.84        9,525     1.29        5,792     1.02        2,169    0.50            -        -
Automobile...............   142,033    18.42      185,812    25.15      146,148    25.83      109,277   24.97       63,796    19.83
Commercial...............    54,854     7.12       24,794     3.36       12,208     2.16        7,838    1.79        2,472     0.77
Other Consumer (2).......     3,467     0.45        3,830     0.52        3,720     0.66        3,816    0.87        4,590     1.43
                           --------   ------     --------   ------     --------   ------     --------  ------     --------   ------

       Total loans.......   770,923   100.00%     738,749   100.00%     565,866   100.00%     437,681  100.00%     321,569   100.00%
                                      ======                ======                ======               ======                ======

Deferred loan fees
   and costs.............        68                   197                   248                   178                   85

Less:
   Allowance for
     loan losses.........    (5,990)               (5,763)               (4,427)               (3,274)              (2,231)
                            -------               -------               -------               -------              -------

       Total loans, net..  $765,001              $733,183              $561,687              $434,585             $319,423
                           ========              ========              ========              ========             ========

-------------------
(1)  This category includes home equity loans.
(2)  This category consists of personal (unsecured) and savings secured loans.

         Loan Maturity Schedule. The following table sets forth the maturity or re-pricing of the loan portfolio at December 31, 2006. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.

                              One- to
                            Four-Family    Multi-Family /                                           Other
                          Residential (1)  Non-Residential  Construction  Automobile  Commercial  Consumer (2)     Total
                          ---------------  ---------------  ------------  ----------  ----------  ------------     -----
                                                                    (In  thousands)
Amounts Due:
Within 1 year............    $   1,978        $  5,671         $5,189     $   1,978    $ 1,368       $  300     $  16,484
After 1 year:
   1 to 3 years..........        5,725           9,345          1,298        39,937      1,590        1,127        59,022
   3 to 5 years..........        5,908           1,034              -        94,828      5,513        2,040       109,323
   5 to 10 years.........       33,918          18,555              -         5,290      6,722            -        64,485
   10 to 15 years........      114,794          50,094              -             -      3,620            -       168,508
   Over 15 years.........       75,534         241,526              -             -     36,041            -       353,101
                             ---------        --------         ------     ---------    -------       ------     ---------
     Total due after
       one year..........      235,879         320,554          1,298       140,055     53,486        3,167       754,439
                             ---------        --------         ------     ---------    -------       ------     ---------
Total amount due.........    $ 237,857        $326,225         $6,487     $ 142,033    $54,854       $3,467     $ 770,923
                             =========        ========         ======     =========    =======       ======     =========

-------------------
(1) This category includes home equity loans.
(2) This category consists of personal (unsecured) and savings secured loans.

         The following table sets forth the dollar amount of all loans at December 31, 2006 that are due after December 31, 2007 that have fixed interest rates and that have floating or adjustable interest rates.

                                              Floating or
                            Fixed Rates    Adjustable Rates     Total
                            -----------    ----------------     -----
                                            (In thousands)
Mortgage Loans:
   One-to Four-Family
     Residential (1).....    $ 182,751         $ 53,128       $ 235,879
   Multi-Family /
     Non-Residential.....       34,156          286,398         320,554
   Construction..........            -            1,298           1,298
Automobile...............      140,055                -         140,055
Commercial...............       11,875           41,611          53,486
Other Consumer (2).......        3,167                -           3,167
                             ---------         --------       ---------
     Total...............    $ 372,004         $382,435       $ 754,439
                             =========         ========       =========

---------------------
(1)  This category includes home equity loans.
(2)  This category consists of personal (unsecured) and savings secured loans.

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

         Our residential loan portfolio includes home equity loans, which are originated in our market area and have maturities of up to fifteen years. At December 31, 2006, home equity loans totaled $109.5 million, or 14.2% of total loans. Collateral value is determined through the use of an Internet-based value estimator, a drive-by appraisal or a full appraisal. All loans over $250,000 require a full appraisal and a title insurance policy.

         Multi-Family / Non-Residential Mortgage Loans. In 2000, we began to originate multi-family and non-residential mortgage loans, including loans on retail / service space and other income-producing properties. We require no less than a 25% down payment or equity position for multi-family / non-residential mortgage loans. Typically, these loans are made with variable rates of interest with terms of up to twenty years. The majority of these mortgage loans are on properties located within New Jersey. We occasionally sell participation interests in multi-family / non-residential mortgage loans originated by us that would otherwise exceed our loans-to-one-borrower limit. At December 31, 2006, the average balance of a multi-family / non-residential mortgage loan was $725,000.

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

         Consumer Loans. At December 31, 2006, consumer loans amounted to $145.5 million, or 18.9% of the total loan portfolio. The vast majority of these are automobile loans. At December 31, 2006, automobile loans totaled $142.0 million. Due to the continued flat to inverted yield curve over the past year, the Company made a strategic decision to reduce the origination of automobile loans and deploy its cash to higher-yielding, commercial-based products.

         In late 1999, we began to originate direct automobile loans over the Internet through an independent loan referral web site. A bank participating in the referral program sets certain criteria with the referral company to select those borrowers who meet that bank's lending standards. The borrower completes a qualification form and submits it via the web site. The referral company's automated system screens the borrower's qualification form and, if it meets our preset criteria, it is forwarded to us for consideration. The borrower's qualification form is sent to no more than four of the participating banks. Once we receive a qualification form, the automated system sends a notice to the borrower that he or she is conditionally approved and we make the borrower a loan offer. The borrower then decides whether to accept the loan offer. Upon acceptance, we disburse the funds. Currently, an average of $2.7 million of new loans, or 87.6% of our monthly automobile loan originations, are generated from this referral source. We will generally lend up to 100% of the purchase price of a new or used vehicle.

         Consumer loans also consist of personal (unsecured) and savings secured loans. We will generally lend up to 100% of the account balance on a savings secured loan.

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

         Commercial Loans. At December 31, 2006, the commercial loan portfolio had grown to $54.9 million, representing 7.1% of the total loan portfolio at that date. During 2004, we introduced the availability of both commercial lines of credit and fixed term commercial loans. The commercial lines that are unsecured are limited to $100,000, secured lines are offered at up to $1.0 million and real estate secured loans are offered at up to $2.5 million. The term for the unsecured line is no more than five years with an annual renewal, while fixed term loans are offered for terms of up to ten years; real estate secured loans are offered for up to 25 years.

         Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Further, commercial lending generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of December 31, 2006, our loans-to-one-borrower limit was $14.0 million, and we had 118 loans with balances of $1.0 million or more.

         At December 31, 2006, our largest single borrower had an aggregate balance of $10.9 million, representing three loans; each loan was secured by commercial property. At December 31, 2006, our second largest borrower had an aggregate balance of $10.0 million, representing seven loans that were each secured by commercial properties. At December 31, 2006, our third largest single borrower had an aggregate balance of $9.0 million, representing four loans that were each secured by commercial properties. At December 31, 2006, all of these three lending relationships were current and performing in accordance with the terms of their loan agreements.

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

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                Year Ended December 31,
                                                                   ------------------------------------------------
                                                                     2006                2005                2004
                                                                   --------            --------            --------
                                                                                    (In thousands)
Loan originations and purchases:
   Loan originations:
     One- to Four-Family Residential (1)..................        $  45,475           $  50,627           $  80,690
     Multi-Family / Non-Residential.......................          114,081             149,115              58,936
     Construction.........................................              498               1,587               1,026
     Automobile...........................................           39,898             124,831              99,532
     Commercial...........................................           26,486              13,248               7,171
     Other Consumer (2)...................................            1,893               2,525               2,509
                                                                   --------            --------            --------

   Total loan originations................................          228,331             341,933             249,864
   Loan purchases:
     One- to Four-Family Residential (1)..................            1,480               2,560               8,772
     Multi-Family / Non-Residential.......................            1,215               9,980              16,427
     Construction.........................................            1,460               2,770               2,575
     Automobile...........................................                -                   -                   -
     Commercial...........................................                -               1,287               2,691
     Other Consumer (2)...................................                -                   -                   -
                                                                  ---------           ---------           ---------
   Total loan purchases...................................            4,155              16,597              30,465

Sales and loan principal repayments:
   Loans sold:
     One- to Four-Family Residential (1)..................                -                   -                   -
     Multi-Family / Non-Residential.......................            8,092                   -                   -
     Construction.........................................                -                   -                   -
     Automobile...........................................                -                   -                   -
     Commercial...........................................            1,025                   -                   -
     Other Consumer (2)...................................                -                   -                   -
                                                                  ---------           ---------           ---------
   Total loans sold.......................................            9,117                   -                   -
   Loan principal repayments..............................          191,324             185,675             152,296
                                                                  ---------           ---------           ---------
     Total loans sold and principal repayments............          200,441             185,675             152,296
   Decrease due primarily to change in allowance
    for loan losses.......................................              227               1,359                 931
                                                                  ---------           ---------           ---------
   Net increase in loan portfolio.........................        $  31,818           $ 171,496           $ 127,102
                                                                  =========           =========           =========

------------------
(1)  This category includes home equity loans.
(2)  This category consists of personal (unsecured) and savings secured loans.

         As of December 31, 2006, we serviced $3.0 million in loans for the Federal Home Loan Mortgage Corporation. We occasionally sell participation interests in non-residential mortgage loans originated by us that are considered large credits in order to reduce credit risk exposure and comply with our loans-to-one-borrower limitation. We may sell loans in the future when doing so will diversify our loan portfolio composition, mitigate interest rate risk or reduce our credit risk exposure.

         We generally sell loans on a non-recourse basis, with servicing retained and with a loan servicing fee of 25 basis points of the loan balance. During the year ended December 31, 2006, we sold approximately $9.1 million of participation loans that were providing yields below current market levels. At December 31, 2006, loans serviced for the benefit of other lenders totaled approximately $10.9 million.

         We occasionally purchase loans through other financial institutions' participation programs. During the year ended December 31, 2006, we purchased an aggregate of $4.2 million in loans, all of which were funded by year-end. The participations consisted of one- to four-family residential, construction and multi-family / non-residential loans of $1.5 million, $1.5 million and $1.2 million, respectively.

         Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of December 31, 2006 was approximately $33.7 million, excluding commitments on unused lines of credit of $28.8 million.

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

         In the case of mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale. We may be the buyer at this sale if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by receipt of deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold or otherwise disposed of. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that results from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2006, we did not hold any real estate owned.

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

                                                                               At December 31,
                                                          ---------------------------------------------------------
                                                          2006         2005         2004         2003          2002
                                                          ----         ----         ----         ----          ----
                                                                         (Dollars in thousands)
Loans accounted for on a non-accrual basis:
   One- to Four-Family Residential (1).............      $   -        $   -        $   -        $   -         $  -
   Multi-Family / Non-Residential..................        193            -            -            -            -
   Construction....................................          -            -            -            -            -
   Automobile......................................        214          337          230          298          374
   Commercial......................................          -           21           23           33            -
   Other Consumer (2)..............................         15           24           11           17           75
                                                         -----        -----        -----        -----         ----
     Total.........................................      $ 422        $ 382        $ 264        $ 348         $449
                                                         =====        =====        =====        =====         ====
Accruing loans which are contractually
   past due 90 days or more:
   One- to Four-Family Residential (1).............          -            -            -            -            -
   Multi-Family / Non-Residential..................          -            -            -            -            -
   Construction....................................          -            -            -            -            -
   Automobile......................................          -            -            -            -            -
   Commercial......................................          -            -            -            -            -
   Other Consumer (2)..............................          -            -            -            -            -
                                                         -----        -----        -----        -----         ----
     Total.........................................      $   -        $   -        $   -        $   -         $  -
                                                         =====        =====        =====        =====         ====
     Total non-performing loans....................      $ 422        $ 382        $ 264        $ 348         $449
                                                         =====        =====        =====        =====         ====
Other non-performing assets........................      $   -        $   -        $   -        $   -         $  -
                                                         =====        =====        =====        =====         ====
     Total non-performing assets...................      $ 422        $ 382        $ 264        $ 348         $449
                                                         =====        =====        =====        =====         ====
     Total non-performing loans to net loans.......       0.06%        0.05%        0.05%        0.08%        0.14%
                                                         =====        =====        =====        =====         ====
     Total non-performing loans to total assets....       0.04%        0.04%        0.03%        0.06%        0.10%
                                                         =====        =====        =====        =====         ====
     Total non-performing assets to total assets...       0.04%        0.04%        0.03%        0.06%        0.10%
                                                         =====        =====        =====        =====         ====

-------------------
(1)  This category includes home equity loans.
(2)  This category consists of personal (unsecured) and savings secured loans.

         For the year ended December 31, 2006, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current and performing according to the original loan agreements for the entire period was approximately $11,000. This amount was not included in our interest income for the period. No interest income on loans accounted for on a non-accrual basis was included in income during the year ended December 31, 2006.

         At December 31, 2006, there were no loans for which management had serious doubts as to the ability of borrowers to comply with the present repayment terms that are not included in the table above as loans accounted for on a non-accrual basis.

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

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as "loss" are those considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated as "special mention" by management.

         Management's classification of assets and its estimation of the amount of known and inherent loan losses in the loan portfolio are reviewed by the Asset/Liability Management Committee on a regular basis and by the OTS as part of its examination process. At December 31, 2006, classified loans totaled $744,000. This amount included $515,000 of loans classified as "substandard." Management has deemed that two of the loans classified as substandard, totaling $193,000, are non-performing. At December 31, 2006, we had $229,000 of loans classified as "doubtful," all of which are non-performing assets, as shown in the table above. At December 31, 2006, we had no loans classified as "loss."

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

         Management performs a quarterly evaluation of the allowance for loan losses. The results of this quarterly process are presented along with recommendations to the Asset and Liability Management Committee. Based on these recommendations, the allowance for loan losses is approved by this committee.

         Our estimation of known and inherent loan losses in the loan portfolio includes a separate review of all loans for which collectibility of principal may or may not be reasonably assured. We evaluate all classified loans individually and base our determination of a loss factor on the likelihood of collectibility of principal, including consideration of the value of the underlying collateral securing the loan. Larger loans, which would generally include multi-family / non-residential mortgages and commercial loans, are evaluated annually for impairment individually. We also segregate loans by loan category and evaluate homogeneous loans as a group.

         Although there are many factors that also warrant consideration in estimating the amount of known and inherent losses in the loan portfolio, we consider the following points in connection with our determination of loss factors and as part of our overall estimation of the amount of known and inherent losses in the loan portfolio:

     o    our historical loan loss experience;
     o    internal analysis of credit quality;
     o    general levels of non-performing loans and delinquencies;

     o    changes in loan concentrations by loan category and property type;
     o    current estimated collateral values;
     o    large total credit exposure;
     o    large single credit risk;
     o    seasonality of portfolio;
     o    peer group data;
     o    analysis of credit quality conducted in bank regulatory  examinations;
          and
     o    economic and market trends impacting our lending area

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

         The following table sets forth information with respect to our allowance for loan losses at the dates indicated.

                                                                            For the Year Ended December 31,
                                                             -------------------------------------------------------------
                                                               2006         2005         2004          2003         2002
                                                             --------     --------      -------      -------      --------
                                                                                (Dollars in thousands)
Allowance balance (at beginning of year)..............      $   5,763    $   4,427     $  3,274     $  2,231     $  1,372
                                                            ---------    ---------     --------     --------     --------
Charge-offs:
   One- to Four-Family Residential (1)................              -            -            -            -            -
   Multi-Family / Non-Residential.....................              -            -            -            -            -
   Construction.......................................              -            -            -            -            -
   Automobile.........................................          1,152          772          727        1,146          280
   Commercial.........................................              -            -            -            -            -
   Other Consumer (2).................................             40           82           46          190          154
                                                            ---------    ---------     --------     --------     --------
     Total............................................          1,192          854          773        1,336          434
Recoveries:
   One- to Four-Family Residential (1)................              -            -            -            -            3
   Multi-Family / Non-Residential.....................              -            -            -            -            -
   Construction.......................................              -            -            -            -            -
   Automobile.........................................            414          278          345          292           42
   Commercial.........................................              -            -            -            -            -
   Other Consumer (2).................................             36           52           89          149          171
                                                            ---------    ---------     --------     --------     --------
     Total............................................            450          330          434          441          216
                                                            ---------    ---------     --------     --------     --------
Net charge-offs.......................................           (742)        (524)        (339)        (895)        (218)
Acquisition of First Bank of Central Jersey...........              -            -            -          823            -
Provision for loan losses.............................            969        1,860        1,492        1,115        1,077
                                                            ---------    ---------     --------     --------     --------
Allowance balance (at end of year)....................      $   5,990    $   5,763     $  4,427     $  3,274     $  2,231
                                                            =========    =========     ========     ========     ========
     Total gross loans outstanding (at end of year)...      $ 770,923    $ 738,749     $565,866     $437,681     $321,569
                                                            =========    =========     ========     ========     ========
Allowance for loan losses as a
   percent of total loans.............................           0.78%        0.78%        0.78%        0.75%        0.69%
                                                                 ====         ====         ====         ====         ====
Net loans charged off as a percent of average
   loans outstanding during the year..................           0.10%        0.08%        0.07%        0.24%        0.08%
                                                                 ====         ====         ====         ====         ====

-----------------
(1)  This category includes home equity loans.
(2)  This category consists of personal (unsecured) and savings secured loans.

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

                                                                           At December 31,
                                  --------------------------------------------------------------------------------------------------
                                         2006               2005                 2004                 2003                2002
                                  -----------------   -----------------   -----------------    -----------------   -----------------
                                            Percent             Percent             Percent              Percent             Percent
                                           of Loans            of Loans            of Loans             of Loans            of Loans
                                           to Total            to Total            to Total             to Total            to Total
                                  Amount    Loans     Amount    Loans     Amount    Loans      Amount    Loans     Amount    Loans
                                  ------    -----     ------    -----     ------    -----      ------    -----     ------    -----
                                                                       (Dollars in thousands)
At end of period allocated to:
   One-to Four Family
     Residential (1).........     $  975     30.85%   $1,030     32.92%    $  797    43.08%    $  571     51.34%   $  517     62.92%
   Multi-Family /
     Non-Residential.........      1,126     42.32     1,064     36.76      1,330    27.25        860     20.53       256     15.05
   Construction..............         21      0.84        33      1.29         52     1.02         21      0.50         -        -
   Automobile................      1,750     18.42     2,489     25.15      2,079    25.83      1,472     24.97     1,113     19.83
   Commercial................      1,879      7.12       865      3.36         80     2.16         73      1.79         9      0.77
   Other Consumer (2)........        239      0.45       282      0.52         89     0.66        277      0.87       336      1.43
                                  ------    ------    ------    ------     ------   ------     ------    ------    ------    ------

       Total allowance.......     $5,990    100.00%   $5,763    100.00%    $4,427   100.00%    $3,274    100.00%   $2,231    100.00%
                                  ======    ======    ======    ======     ======   ======     ======    ======    ======    ======

------------------
(1)  This category includes home equity loans.
(2)  This category consists of personal (unsecured) and savings secured loans.

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

         All of our securities carry market risk insofar as increases in market rates of interest may cause decreases in their market value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, asset/liability position and maturity of the security, our liquidity position and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

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

         The mortgage originators use intermediaries (generally U.S. government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Such U.S. government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors. At December 31, 2006, all of our mortgage-backed securities were issued by either U.S. government agencies or government-sponsored enterprises.

         Mortgage-backed securities are typically issued with stated principal amounts, and pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities back the securities. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and prepayment risk are passed on to the certificate holder. Mortgage-backed securities are generally referred to as "mortgage participation certificates" or "pass-through certificates." Our mortgage-backed securities consist primarily of securities issued by Government National Mortgage Association ("GNMA" or "Ginnie Mae"), Federal Home Loan
Mortgage  Association  ("FHLMA"  or  "Freddie  Mac")  and the  Federal  National
Mortgage Association ("FNMA" or "Fannie Mae"). Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder.

         Expected maturities will differ from contractual maturities due to scheduled repayments and because the mortgagor may have the right to prepay the obligation with or without prepayment penalties.

         Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"). We also invest in CMOs and REMICs, issued or sponsored by GNMA, FNMA and FHLMC. CMOs and REMICs are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches," or classes, which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities, as opposed to pass-through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying CMOs and REMICs are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk, which may be different from that of the underlying collateral and other tranches. Investing in CMOs and REMICs allows us to moderate reinvestment risk resulting from unexpected prepayment activity associated with conventional mortgage-backed securities. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         Other Securities. In addition, at December 31, 2006, we held equity investments with a fair market value of $1.9 million, primarily consisting of interests in Community Reinvestment Act funds. We also held an approximate investment of $12.0 million in FHLB common stock (this amount is not shown in the securities portfolio). As a member of the FHLB, ownership of FHLB common stock is required.

         The following table sets forth the carrying value of our investment securities portfolio at the dates indicated.

                                                                          At December 31,
                                                         ------------------------------------------------
                                                           2006                2005                2004
                                                         --------            --------             -------
                                                                          (In thousands)
Investment Securities Available-for-Sale:
-----------------------------------------
U.S. Government Obligations......................       $   1,928           $   1,906           $   2,443
Mortgage-Backed Securities:
   FHLMC.........................................          44,849              54,746              82,330
   FNMA..........................................          19,699              27,727              48,594
Equity Securities................................           1,941                 940                 993
                                                        ---------           ---------           ---------
     Total Available-for-Sale....................       $  68,417           $  85,319           $ 134,360
                                                        ---------           ---------           ---------

                                                                         At December 31,
                                                         ----------------------------------------------
                                                           2006               2005               2004
                                                         --------           --------           --------
                                                                         (In thousands)
Investment Securities Held-to-Maturity:
---------------------------------------
Other Debt Securities............................        $     10           $     10           $     10
Mortgage-Backed Securities:
   FHLMC (1).....................................          32,397             39,234             47,360
   FNMA..........................................          43,150             53,469             59,121
   GNMA..........................................           2,360              2,908              4,093
                                                         --------           --------           --------
     Total Held-to-Maturity......................        $ 77,917           $ 95,621           $110,584
                                                         --------           --------           --------
Total Investment Securities......................        $146,334           $180,940           $244,944
                                                         ========           ========           ========

--------------
(1) At December 31, 2006, includes $3.1 million of agency-issued collateralized mortgage obligations.

         Carrying Values, Yields and Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment securities portfolio at the dates indicated.

                                                                             At December 31, 2006
                              -----------------------------------------------------------------------------------------------------
                              One Year or Less   One to Five Years  Five to Ten Years More than Ten Years             Total
                              -----------------  -----------------  ----------------- ------------------- -------------------------
                              Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Market
                               Value     Yield    Value     Yield    Value     Yield    Value     Yield    Value     Yield   Value
                              --------  -------  --------  -------  --------  -------  --------  -------- --------  ------- --------
                                                                         (Dollars in thousands)
Investment Securities
---------------------
 Available-for-Sale:
 -------------------
U.S. Government Obligations..  $   -        -%    $ 1,928    3.11%  $     -        -%  $      -       -%  $  1,928   3.11%  $  1,928
Mortgage-Backed Securities:
   FHLMC.....................    628     3.47      20,672    3.28     1,110     3.92     22,439    3.70     44,849   3.51     44,849
   FNMA......................      -        -       2,835    3.83     2,047     3.87     14,817    3.78     19,699   3.80     19,699
   GNMA......................      -        -           -       -         -        -          -       -          -      -          -
Equity Securities............      -        -           -       -         -        -      1,941       -      1,941      -      1,941
                               -----              -------            --------          --------           --------          --------
    Total Available-for-Sale.    628               25,435             3,157              39,197             68,417            68,417

Investment Securities
---------------------
 Held-to-Maturity:
 -----------------
Mortgage-Backed Securities:
   FHLMC.....................     31     4.08       9,379    3.63     6,936     3.80     16,051    4.56     32,397   4.13     31,594
   FNMA......................      -        -       2,498    4.45    22,580     4.31     18,072    4.58     43,150   4.43     42,335
   GNMA......................      -        -           -     -         206     5.63      2,154    5.13      2,360   5.18      2,324
Other Debt Securities........      -        -          10    5.75         -        -          -       -         10   5.75         10
                               -----              -------           -------            --------           --------          --------
    Total Held-to-Maturity...     31               11,887            29,722              36,277             77,917            76,263
                               -----              -------           -------            --------           --------          --------
       Total.................  $ 659              $37,322           $32,879            $ 75,474           $146,334          $144,680
                               =====              =======           =======            ========           ========          ========

Sources of Funds

         General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the FHLB) are also used to supplement the amount of funds for lending and investment.

         Deposits. Our current deposit products include checking, savings, money market, club, certificates of deposit with terms from three months to ten years and individual retirement accounts ("IRAs"). Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

         Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including print media, direct mail and inserts included with customer statements. Premiums or incentives for opening accounts are sometimes, but not generally, offered. Periodically, we select a particular certificate of deposit term for promotion.

         We pay interest rates on certificates of deposit that are toward the high range of rates offered by our competitors. Rates on savings and money market accounts are generally priced toward the middle and upper range of rates offered in our market. The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) our current cost of funds and yield on assets and asset/liability position; and, (4) the alternate cost of funds on a wholesale basis, in particular, the cost of advances from the FHLB. Interest rates are reviewed by senior management on at least a weekly basis.

         Brokered certificates of deposit are also utilized as an additional source of funding. These deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount, while detailed records related to the owners are maintained by the Depository Trust Company under the name of CEDE & Co.
Respective customers can open an account by placing a telephone call to his or her broker, and the deposits are transferable, similar to a stock or bond investment. Brokered deposits provide a large deposit for the Bank at a lower operating cost, since the Bank maintains only one account versus several with multiple interest rates and maturity dates. At December 31, 2006, the Bank had approximately $43.3 million in brokered deposits with a weighted average interest rate of 5.18%. Currently, the rates paid for brokered deposits are comparable to the cost of advances from the FHLB with similar maturities.

         A large percentage of our deposits are in certificates of deposit (64.3%, or $415.4 million, at December 31, 2006 as compared to 60.4%, or $366.5 million, at December 31, 2005). Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

         The following table sets forth the distribution of the average deposits in the Company for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

                                                                  For the Year Ended December 31,
                                 --------------------------------------------------------------------------------------------------
                                             2006                              2005                             2004
                                 -----------------------------    -------------------------------  --------------------------------
                                           Percent                           Percent                           Percent
                                 Average   of Total   Average     Average    of Total    Average    Average    of Total    Average
                                 Balance   Deposits  Rate Paid    Balance    Deposits   Rate Paid   Balance    Deposits   Rate Paid
                                 -------   --------  ---------    -------    --------   ---------   -------    --------   ---------
                                                                       (Dollars in thousands)
Checking accounts............... $ 61,002     9.48%     0.06%     $ 57,107     10.16%     0.11%     $ 50,065      9.87%     0.06%
Savings and club accounts.......   54,270     8.43      0.53        65,107     11.59      0.50        70,244     13.84      0.50
Money market accounts...........  119,398    18.55      2.96       145,156     25.83      2.12       158,658     31.27      1.70
Certificates of deposit and
   other time deposit accounts..  408,926    63.54      4.21       294,603     52.42      3.19       228,426     45.02      2.64
                                 --------   ------      ----      --------    ------      ----      --------    ------      ----
     Total deposits............. $643,596   100.00%     3.27%     $561,973    100.00%     2.29%     $507,393    100.00%     1.80%
                                 ========   ======      ====      ========    ======      ====      ========    ======      ====

         The following table sets forth the time deposits in the Bank classified by interest rate as of the dates indicated.

                                  At December 31,
                          2006         2005         2004
                        -------      -------      --------
                                  (In thousands)
Interest Rate
Less than 2%......     $      -     $  1,154     $  41,702
2.00-2.99%........        2,340       43,629       113,707
3.00-3.99%........       42,994      218,602        86,084
4.00-4.99%........      114,914      102,139         9,785
5.00-5.99%........      255,162          828         1,133
6.00-6.99%........            -          109           334
                       --------     --------     ---------
   Total..........     $415,410     $366,461     $ 252,745
                       ========     ========     =========

         The following table sets forth the amount and maturities of time deposits at December 31, 2006.

                                                                              After
                                         December 31,                     December 31,
                        -----------------------------------------------
                          2007         2008         2009         2010         2010         Total
                        -------      -------      --------     --------     --------      -------
                                                     (In thousands)
Interest Rate
2.00-2.99%........     $  2,289      $    51      $      -      $     -       $    -     $  2,340
3.00-3.99%........       27,457       11,521         3,520           12          483       42,993
4.00-4.99%........      100,341        6,942         4,816        2,619          197      114,915
5.00-5.99%........      244,946       10,213             3            -            -      255,162
                       --------      -------      --------      -------       ------     --------
   Total..........     $375,033      $28,727      $  8,339      $ 2,631       $  680     $415,410
                       ========      =======      ========      =======       ======     ========

         The following table shows the amount of our certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2006.

Remaining Time Until Maturity              Certificates of Deposit
                                               (In thousands)
Within three months.........................     $  25,450
Three through six months....................        59,664
Six through twelve months...................        49,689
Over twelve months..........................        21,691
                                                 ---------
                                                 $ 156,494
                                                 =========

         Borrowings. As the need arises or in order to take advantage of funding opportunities or to supplement our deposits as a source of funds, we borrow funds predominantly in the form of advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the FHLB stock we own and mortgage loans and may be secured by other assets, mainly securities. We use convertible FHLB advances for a portion of our funding needs. These borrowings are fixed-rate advances that can be called at the option of the FHLB. At December 31, 2006, our total borrowing limit with the FHLB was $290.5 million, subject to collateral requirements.

         The Bank also has a total of $40 million of available unsecured lines of credit with banks. At December 31, 2006, there was no balance outstanding on these lines of credit.

         Short-term borrowings, which consists primarily of FHLB advances, generally have maturities of less than one year. Unused overnight lines of credit at the FHLB at December 31, 2006 were $118.3 million. The details of these borrowings are presented below:

                                                       At or For the
                                                   Year Ended December 31,
                                              --------------------------------
                                               2006         2005          2004
                                              -------      -------       ------
                                                    (Dollars in thousands)
Short-Term Borrowings:
Average balance outstanding..............   $  72,669     $ 75,411      $33,618
Maximum amount outstanding
   at any month-end during the period....   $  93,950     $115,000      $48,975
Balance outstanding at period end........   $  76,875     $ 86,650      $31,025
Weighted average interest rate
   during the period.....................        5.23%        3.59%        1.61%
Weighted average interest rate
   at period end.........................        5.38%        4.13%        2.42%

         At December 31, 2006, long-term borrowings, which consist of FHLB advances, totaled $158.8 million. Advances consist of fixed-rate advances that will mature within one to eight years. The advances are collateralized by FHLB stock, certain first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 4.24%.

         As of December 31, 2006, long-term advances mature as follows:

                             (Dollars in thousands)
2007.........................     $  57,000
2008.........................        66,100
2009.........................         8,000
2010.........................         5,000
2011.........................        10,000
Thereafter...................        12,700
                                  ---------
   Total.....................     $ 158,800
                                  =========

Subsidiary Activity

         In addition to the Bank, the Company has one service corporation subsidiary, Synergy Financial Services, Inc., which was incorporated under New Jersey law in June 1997 and began operation in May 1998. It was organized for the purpose of providing securities brokerage, insurance and investment services and products, including mutual funds and annuities, to customers of the Bank and the general public. In April 1999, Synergy Financial Services, Inc. entered into an agreement with INVEST Financial Corporation of Tampa, Florida, one of the nation's largest full-service providers of investment and insurance products through financial institutions, and continues to offer services and products through such company. At December 31, 2006, Synergy Financial Services, Inc. had total assets of $595,000. For the year ended December 31, 2006, it had commission income of $913,000 and net income of approximately $171,000.

         In November 2002, the Bank incorporated a wholly-owned subsidiary, Synergy Capital Investments, Inc., under New Jersey law, as an investment company for the primary purpose of holding investment securities. In March 2005, Synergy Capital Investments, Inc. incorporated a new investment company subsidiary under Delaware law, Synergy Investment Corporation. At December 31, 2006, Synergy Capital Investments, Inc. and Synergy Investment Corporation had total assets of $150.3 million and net income of $4.1 million for the year then ended.

Personnel

         As of December 31, 2006, the Company had 119 full-time employees and 58 part-time employees. The employees are not represented by a collective bargaining agreement. We believe our relationship with our employees is satisfactory.

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

         Deposit Insurance. The Bank's deposits are insured to applicable limits by the FDIC. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 ("Reform Act"), which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund ("BIF"), which formally insured the deposits of banks, and the Savings Association Insurance Fund ("SAIF"), which formally insured the deposits of savings associations like the Bank, were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant, subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

         The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996, adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or the SAIF. As the Bank was chartered as a federal credit union back in 1996 and did not pay insurance assessments, it will not be entitled to receive the one-time assessment credit under the FDIC's rulemaking.

         Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.0128% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2006, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of December 31, 2006 and in each of the prior twelve months and, therefore, qualifies as a QTL.

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

         Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB based on its borrowings.

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

         At December 31, 2006, consumer loans amounted to $145.5 million, or 18.9% of the total loan portfolio. The vast majority of these are automobile loans. At December 31, 2006, automobile loans totaled $142.0 million. Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets, such as automobiles, or loans that are unsecured. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan repayment is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on consumer loans in the event of a default.

         We originate most of our automobile  loans though a single source,  and
we  would  be  unable  to  maintain  the  current  volume  of  automobile   loan
originations if we were no longer able to obtain business though this source.

         In late 1999, we began to originate direct automobile loans over the Internet through an independent online loan referral web site. Currently, an average of $2.7 million of new loans, or 87.6%, of our monthly automobile loan originations, are generated from this referral source. We will generally lend up to 100% of the purchase price of a new or used vehicle.

         We intend to continue to increase our origination of multi-family / non-residential mortgage loans as well as commercial loans. These types of loans traditionally involve a higher degree of repayment risk than residential loans.

         At December 31, 2006, our loan portfolio included $326.2 million of multi-family / non-residential mortgage loans, or 42.3% of our total loan portfolio, representing a 20.1% increase from December 31, 2005. Multi-family / non-residential mortgage loans generally are considered to entail significantly greater risk than that which is involved with residential real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the real estate and the borrower. These risks can be significantly affected by economic conditions. In addition, multi-family / non-residential real estate lending generally requires substantially greater evaluation and oversight efforts compared to one- to four-family residential real estate lending.

         At December 31, 2006, our loan portfolio included $54.9 million of commercial loans, or 7.1% of our total portfolio, representing a 121.2% increase from December 31, 2005. During 2004, we introduced the availability of both commercial lines of credit and fixed term commercial loans. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial business loans, therefore, have greater credit risk than residential mortgage loans. In addition, commercial loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. In addition, commercial lending generally requires substantially greater evaluation and oversight efforts compared to residential or non-residential real estate lending.

         We have a relatively high percentage of unseasoned commercial and multi-family / non-residential credits, which are considered to pose a potentially greater repayment risk than loans that have been outstanding for a longer period of time.

         As a result of our strong growth during the past five years, commercial and multi-family / non-residential mortgage loans represent 7.1% and 42.3%, respectively, of our total loan portfolio as of December 31, 2006. A significant portion of these loans are new credits. Generally, loans that are relatively new, referred to as unseasoned loans, do not have sufficient repayment history to determine the likelihood of repayment in accordance with their terms. At December 31, 2006, 88.4% of these loans are considered unseasoned (i.e., outstanding for less than three years).

         We intend to continue expanding our branch office network and expenses related to such expansion will negatively impact earnings in future periods.

         We intend to grow our branch office network, which will expand our geographic reach. As of December 31, 2006, we operated nineteen branch offices (including our main office) in Middlesex, Monmouth and Union counties, New Jersey. The Bank has plans to open three new branches and relocate one branch office in 2007. However, there can be no assurance when, or if, these new offices will open. This growth plan will result in an increase in our fixed assets over such period. The expenses associated with opening new branch offices, in addition to the personnel and operating costs that we will have once such offices open, will significantly increase our non-interest expense in future periods and decrease earnings.

         We may not continue to experience the same rate of growth that we have in the past, and we may not be able to successfully manage our current growth.

         Over the past several years, we have experienced rapid and significant growth. Our total assets have increased by $555.0 million, or 128.7%, from $431.3 million at December 31, 2002 to $986.3 million at December 31, 2006. There can be no assurance that we will continue to experience such rapid growth, or any growth, in the future. If we do experience continued growth, we can not assure you that we will be able to adequately and profitably manage such growth or that our earnings will adequately provide the necessary capital to maintain required regulatory capital levels.

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

         At December 31, 2006, Synergy Financial Group, Inc. owned $68.4 million of marketable securities that were held as available-for-sale. Generally accepted accounting principles require that these securities be carried at fair value on the consolidated balance sheet. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, is reflected in stockholders' equity, net of deferred taxes. When interest rates increase, the fair value of Synergy Financial Group, Inc.'s available-for-sale marketable securities generally decreases, which decreases stockholders' equity. As of December 31, 2006, Synergy Financial Group, Inc.'s available-for-sale securities portfolio had an unrealized loss, net of taxes, of $0.9 million. Our stockholders' equity is likely to be adversely affected by an increase in market interest rates.

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

Item 1B. Unresolved Staff Comments
----------------------------------

         None

Item 2. Description of Property
-------------------------------

         Our main office is located at 310 North Avenue East, Cranford, New Jersey. At December 31, 2006, we had nineteen locations, including our main office. All of our branch offices are located in Middlesex, Monmouth and Union counties, New Jersey.

         The following table sets forth the location of our main and branch offices, the year the office was opened, the net book value of each office and the deposits held or matured on December 31, 2006 at each office.



********

                             Month and Year      Leased or       Net Book Value at       Deposits at
Office Location              Facility Opened       Owned         December 31, 2006    December 31, 2006
---------------              ---------------       -----         -----------------    -----------------

Main Office                   October 1991         Owned           $2,270,158          $ 135,760,320 (1)
310 North Avenue East
Cranford, New Jersey

Branch Offices:

2000 Galloping Hill Road       March 1989         Leased(2)        $        -          $  26,635,536
   Building K-6
Kenilworth, New Jersey

2000 Galloping Hill Road       March 1978         Leased(2)        $        -          $   9,479,222
   Building K-2
Kenilworth, New Jersey

1011 Morris Avenue              May 1952          Leased(2)        $        -          $  14,685,918
Union, New Jersey

2000 Galloping Hill Road      February 1993       Leased(2)        $        -          $  35,300,272
   Building K-15
Kenilworth, New Jersey

556 Morris Avenue             December 2005       Leased(2)        $        -          $   7,604,574
Summit, New Jersey

15 Market Street              November 1998       Leased(3)        $  439,247          $  70,607,233
Kenilworth, New Jersey

315 Central Avenue              May 1999          Leased(4)        $  156,513          $  69,052,027
Clark, New Jersey

225 North Wood Avenue          March 2001         Leased(5)        $        -          $  20,533,520
Linden, New Jersey

1162 Green Street              April 2002          Owned           $1,828,903          $  40,738,884
Iselin, New Jersey

168-170 Main Street             May 2002           Owned           $2,495,787          $  26,617,390
Matawan, New Jersey

473 Route 79                    July 2002          Owned           $1,801,013          $  21,787,986
Morganville, New Jersey



                             Month and Year      Leased or       Net Book Value at       Deposits at
Office Location              Facility Opened       Owned         December 31, 2006    December 31, 2006
---------------              ---------------       -----         -----------------    -----------------

101 Barkalow Avenue             July 2002          Owned(6)        $1,994,019          $  21,115,147
Freehold, New Jersey

1887 Morris Avenue            November 2002        Owned           $1,895,670          $  30,880,769
Union, New Jersey

Renaissance Plaza             December 2002       Leased(7)        $  996,502          $  21,826,522
3665 Route 9 North
Old Bridge, New Jersey

1727 Route 130 South            May 1998          Leased(8)        $   12,738          $  43,865,306
North Brunswick, New Jersey

337 Applegarth Road            April 2000         Leased(9)        $        -          $  25,830,813
Monroe Township, New Jersey

142 Broad Street                May 2005          Leased(10)       $  633,134          $   8,662,564
Elizabeth, New Jersey

400 Main Street               December 2005       Leased(11)       $1,336,123          $  14,831,670
Spotswood, New Jersey

---------------------------------------
(1) Includes brokered certificates of deposit, deposit balances acquired through our automated services and Call Center.
(2) Branch is located within a corporate facility of Synergy Bank's former credit union sponsor. Synergy Bank makes no rent payments for such branch. These branch locations are occupied pursuant to a written agreement that provides for two-year terms that are automatically renewed upon expiration unless written notice of termination is given by either party.
(3) Lease term of fifteen years to expire in 2013. Terms provide for four five-year renewal options.
(4) Lease term of ten years to expire in 2009. Terms provide for one ten-year renewal option.
(5) Lease term of five years to expire in 2010. Terms provide for one five-year renewal option.
(6) Synergy Bank leases space in the building to two tenants; one additional office is available for lease.
(7) Lease term of twenty years to expire in 2022. Terms provide for two ten-year renewal options.
(8) Branch acquired in the acquisition of First Bank of Central Jersey in January 2003. Lease term renewed in 2002 and expires in 2007. Synergy Bank subleases space in the building to one subtenant.
(9) Branch acquired in the acquisition of First Bank of Central Jersey in January 2003. Lease term renewed in 2006 and expires in 2007. Synergy Bank entered into an agreement to lease an adjacent site for a term of twenty years beginning in 2005.
(10) Lease term of ten years will expire in 2014. Terms provide for two ten-year renewal options.
(11) Lease term of twenty years to expire in 2025. Terms provide for two ten-year renewal options.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         None.

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

         Upon completion of the Company's first-step minority stock offering in September 2002, the Company's common stock commenced trading on the OTC-Electronic Bulletin Board under the symbol "SYNF.OB." On January 20, 2004, the Company completed a second-step conversion and stock offering in which Synergy, MHC converted from the mutual form of organization to a full stock corporation; new shares of common stock of the Company were sold at an initial public offering price of $10.00 per share and previously outstanding shares of the Company were exchanged for new shares at an exchange ratio of 3.7231. Upon completion of that conversion and offering, the Company's common stock commenced trading on January 21, 2004 on The NASDAQ Stock Market under the symbol "SYNFD"; after twenty days the trading symbol became "SYNF."

         The table below shows the reported high and low sales prices of the common stock and the cash dividends declared per share during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions..

                                    Price Range of
                                    Common Stock       Cash Dividends
                                    ------------       --------------
                                  High          Low       Declared
                                  ----          ---       --------
2005
----
First quarter .............     $ 13.44      $ 11.35       $ 0.04
Second quarter.............       12.44        11.01         0.05
Third quarter..............       12.50        11.70         0.05
Fourth quarter.............       13.00        11.32         0.05

2006
----
First quarter .............     $ 14.53      $ 12.36       $ 0.05
Second quarter.............       15.40        13.88         0.06
Third quarter..............       16.25        14.71         0.06
Fourth quarter.............       16.60        15.75         0.06

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

         Under New Jersey law, the Company may not pay dividends if, after giving effect thereto, it would be unable to pay its debts as they become due in the usual course of its business or if its total assets would be less than its total liabilities. The Company's ability to pay dividends also depends on the receipt of dividends from Synergy Bank, which is subject to a variety of regulatory limitations on the payment of dividends.

         As of February 28, 2007, there were approximately 910 holders of record of the Company's common stock.

         The following table reports information regarding repurchases of the Company's common stock during the fourth quarter of 2006 and the stock repurchase plans approved by the Board of Directors.

                                                                                                     Maximum
                                                                              Total Number of   Number of Shares
                                                  Total                      Shares Purchased    that May Yet Be
                                                Number of      Average      as Part of Publicly  Purchased Under
                                                 Shares      Price Paid       Announced Plans     the Plans or
Period                                          Purchased     per Share      or Programs (1)      Programs (1)
------                                          ---------     ---------      ----------------     -------------
October 1 - October 31, 2006................        -             -                  -               470,401
November 1 - November 30, 2006..............        -             -                  -               470,401
December 1 - December 31, 2006..............        -             -                  -               470,401

----------------------
(1) On February 23, 2006, the Company announced that it intends to purchase up to five percent of its common stock outstanding (approximately 572,294 shares) in open market transactions. This repurchase program incorporates the 174,628 shares that remained available for repurchase under the Company's August 2005 repurchase program. Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date and has 470,401 shares yet to be purchased.

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


                                [GRAPHIC OMITTED]

---------------------------------------- ------------ ------------ ----------- -----------
                                           1/21/04     12/31/04     12/31/05    12/31/06
---------------------------------------- ------------ ------------ ----------- -----------
NASDAQ U.S. Market Index                    $100         $102         $104        $114
SNL NASDAQ Thrift Index                      100          110          109         130
Synergy Financial Group, Inc.                100          135          128         171
---------------------------------------- ------------ ------------ ----------- -----------

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

                          Selected Financial Highlights
                             (Dollars in thousands)

Balance Sheet:                                                           At December 31,
                                             ----------------------------------------------------------------------
                                               2006            2005           2004           2003            2002
                                             --------       ---------       --------       --------       ---------
Assets................................      $ 986,326      $  973,887      $ 860,677      $ 628,618      $  431,275
Loans receivable, net.................        765,001         733,183        561,687        434,585         319,423
Investment securities.................        146,334         180,940        244,944        156,993          79,710
Deposits..............................        645,816         606,471        538,916        473,535         354,142
Other borrowed funds..................        235,675         266,600        212,414         72,873          36,456
Total stockholders' equity............         98,500          95,250        104,042         40,928          37,872

Summary of Operations:                                           For the Year Ended December 31,
                                             ----------------------------------------------------------------------
                                               2006            2005           2004           2003            2002
                                             --------       ---------       --------       --------       ---------
Interest income.......................       $ 55,263       $  46,761       $ 36,549       $ 30,199        $ 23,454
Interest expense......................         31,528          21,748         13,192         10,686           9,044
                                              -------        --------        -------        -------         -------
Net interest income...................         23,735          25,013         23,357         19,513          14,410
Provision for loan losses.............            969           1,860          1,492          1,115           1,077
                                              -------        --------        -------        -------         -------
Net interest income after
   provision for loan losses..........         22,766          23,153         21,865         18,398          13,333
Net (losses) gains on sales of loans
   and investment securities..........              -             (26)            38            174             112
Other income..........................          3,835           3,606          3,021          2,275           1,483
Operating expense.....................         20,316          19,680         18,305         15,524          11,697
                                              -------        --------        -------        -------         -------
Income before income tax expense......          6,285           7,053          6,619          5,323           3,231
Income tax expense....................          2,190           2,560          2,416          1,911           1,200
                                              -------        --------        -------        -------         -------
Net income............................       $  4,095       $   4,493       $  4,203       $  3,412        $  2,031
                                              =======        ========        =======        =======         =======

                            Selected Financial Ratios

Performance Ratios:                            2006            2005           2004           2003            2002
                                             --------       ---------       --------       --------       ---------
Return on average assets
   (net income divided by
   average total assets)..............         0.42%          0.49%           0.55%          0.62%          0.55%
Return on average equity
   (net income divided
   by average equity).................         4.30           4.46            4.20           9.77           8.11
Dividend payout ratio.................        57.89          45.00           31.57           0.00           0.00
Net interest rate spread..............         2.34           2.66            3.03           3.71           4.06
Net interest margin ..................         2.53           2.85            3.22           3.76           4.11
Average interest-earning
   assets to average
   interest-bearing liabilities.......       105.75         107.73          110.53         102.23         101.75
Efficiency ratio (operating
   expenses divided by the
   sum of net interest income
   and other income)..................        73.69          68.83           69.30          70.69          73.08

Asset Quality Ratios:
Non-performing loans to
   total loans, net at period end.....         0.06%          0.05%           0.05%          0.08%          0.14%
Non-performing assets to
   total assets at period end.........         0.04           0.04            0.03           0.06           0.10
Net charge-offs to average
   loans outstanding..................         0.10           0.08            0.07           0.24           0.08
Allowance for loan losses to
   total loans at period end..........         0.78           0.78            0.78           0.75           0.69

Capital Ratios:
Average equity to average assets
   ratio (average equity divided
   by average total assets)...........          9.68%         10.97%          13.20%          6.37%          6.74%
Equity to assets at period end........          9.99           9.78           12.09           6.51           8.78

Full Service Offices:                            19             20              18             18             16

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

Business Strategy

         Our business strategy has been to operate as a well-capitalized, independent financial institution, dedicated to providing convenient access and quality service at competitive prices. Generally, we have sought to implement this strategy by maintaining a substantial part of our assets in loans secured by one-to-four family mortgages, home equity loans, multi-family / non-residential mortgages, commercial and consumer loans. At the same time, we have sought to expand our deposit base, particularly core deposits, and have availed ourselves of leveraged borrowings to help finance our growth.

         We intend to continue to emphasize a variety of loan products consisting of one-to-four-family mortgages, home equity loans, multi-family / non-residential mortgages, commercial and consumer loans. During recent years, we have significantly increased our origination of automobile loans, multi-family / non-residential mortgage loans and commercial loans, although over the past year, a concerted effort was made to de-emphasize automobile lending and focus more on the commercial and non-residential product lines. We began to originate automobile loans through an Internet source in late 1999 and to focus efforts on multi-family / non-residential mortgage loans in 2000. In 2004, we expanded our activity to include commercial lending. As of December 31, 2006, we had total automobile loans of $142.0 million, multi-family / non-residential loans of $326.2 million and commercial loans of $54.9 million. As of December

31, 2005, automobile loans were $185.8 million, multi family / non-residential loans were $271.6 million, and commercial loans were $24.8 million.

         We intend to grow our branch  office  network,  which  will  expand our geographic reach, and will consider the acquisition of other financial institutions. We do not, however, have any current understandings, agreements or arrangements for the expansion of our business, other than opening new branch office locations. As of December 31, 2006, we operated nineteen branch offices (including our main office) in Middlesex, Monmouth and Union counties, New Jersey. The Bank has plans to open three new branches and relocate an existing branch office in 2007.

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

         Allowance for Loan Losses. The Company recognizes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions and other pertinent factors, including management's assumptions as to delinquency trends, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

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

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

         Assets. Total assets increased $12.4 million, or 1.3%, to $986.3 million at December 31, 2006, from $973.9 million at December 31, 2005. The increase in total assets resulted primarily from an increase of $31.8 million, or 4.3%, in net loans receivable and $8.7 million in bank-owned life insurance, partially offset by a decline of $34.6 million, or 19.1%, in investments securities.

         The change in the outstanding balance of net loans receivable and investment securities is the result of the Company's strategy to initially invest the proceeds of $69.2 million from the second-step stock offering of January 20, 2004 into investments with short term maturities, expand lending capacity and then fund the new loan growth with the proceeds from the maturing or sold investments. Additionally, the prolonged flat to inverted yield curve has limited any investment purchase opportunities within the securities portfolio.

         Net loans increased 4.3%, or $31.8 million, to $765.0 million at December 31, 2006, from $733.2 million at December 31, 2005. This growth includes $37.0 million in originations, net of principal repayments, and $4.1 million in purchases, offset by the sale of $9.1 million of participation loans and the change in the allowance for loan losses. The most significant loan growth during the year ended December 31, 2006 was in the multi-family / non-residential category, which increased $54.6 million, or 20.1%.

         On December 31, 2006, total loans of $771.0 million, including deferred fees and costs, were comprised of 42.3% in multi-family / non-residential mortgage loans, 18.9% in consumer loans, 16.7% in one- to four-family real estate loans, 14.2% in home equity loans, 7.1% in commercial loans and 0.8% in construction loans.

         The allowance for loan losses was $6.0 million, or 0.78% of total loans, at December 31, 2006 as compared to $5.8 million, or 0.78% of total loans, at December 31, 2005. This reflects a provision for loan losses of $1.0 million for the year, partially offset by net charge-offs of $742,000. Non-performing assets to total assets was 0.04% on both December 31, 2006 and December 31, 2005.

         The Company decreased its investment in Federal Home Loan Bank ("FHLB") stock by $1.3 million, or 9.7%, to $12.0 million at December 31, 2006. This was a direct result of a decreased level of borrowings from the FHLB.

         Property and equipment increased $1.5 million during the year ended December 31, 2006, primarily as a result of the purchase of land for a new branch office that is scheduled to open in 2007.

         The cash surrender value of bank-owned life insurance ("BOLI") increased $8.7 million in 2006 as the Company purchased $8.0 million of additional BOLI. The return on this investment is utilized to fund the cost of benefit plans. The Company's investment in BOLI totaled $21.8 million at December 31, 2006, as compared to $13.1 million at December 31, 2005.

         Liabilities. Total liabilities increased $9.2 million, or 1.0%, to $887.8 million at December 31, 2006, from $878.6 million at December 31, 2005. The increase in total liabilities resulted primarily from an increase of $39.3 million, or 6.5%, in deposits, partially offset by a $30.9 million, or 11.6%, decrease in other borrowed funds. The balance of the change is primarily attributable to increases associated with escrow payments for taxes and insurance and in other liabilities.

         Deposits reached $645.8 million on December 31, 2006, an increase of $39.3 million, or 6.5%, from the $606.5 million reported on December 31, 2005. Certificates of deposit increased by $48.9 million, or 13.4%, from the $366.5 million reported at year-end 2005, while core deposits, which consist of checking, savings, and money market accounts, decreased $9.6 million, or 4.0%. The increase in certificates of deposit was the result of initiatives directed toward maintaining and attracting funds despite strong competition, coupled with an increase of $19.7 million of brokered certificates of deposit during the year.

         The decrease of $30.9 million, or 11.6%, in other borrowed funds was the result of both deposit growth and cash flow from investment securities outpacing loan growth during the year. Other borrowed funds, which consist of FHLB advances, declined to $235.7 million at December 31, 2006, compared to $266.6 million at December 31, 2005.

         Equity. Stockholders' equity totaled $98.5 million on December 31, 2006, an increase of 3.4%, or $3.2 million, from $95.3 million on December 31, 2005. The increase was primarily attributable to net income for the period coupled with activity relating to our stock benefit plans, partially offset by the cost of the repurchase of 201,893 shares of common stock and the payment of cash dividends. On February 23, 2006, the Company announced a new program to repurchase up to an additional 5% of its outstanding common stock, or approximately 572,294 shares. As of December 31, 2006, it has completed 18% of this program, at an average price of $13.69 per share.

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

         Net loans increased 30.5%, or $171.5 million, to $733.2 million at December 31, 2005, from $561.7 million at December 31, 2004. This growth includes $156.2 million in originations, net of principal repayments, and $16.6 million in purchases, primarily offset by the change in the allowance for loan losses. The most significant growth during the year ended December 31, 2005 was in multi-family / non-residential mortgage loans of $117.4 million, or 76.1%.

         On December 31, 2005, total loans of $738.9 million, including deferred fees and expenses, were comprised of 36.8% in multi-family / non-residential mortgage loans, 25.7% in consumer loans, 17.5% in one- to four-family real estate loans, 15.3% in home equity loans, 3.4% in commercial loans and 1.3% in construction loans.

         The allowance for loan losses was $5.8 million, or 0.78% of total loans, at December 31, 2005 as compared to $4.4 million, or 0.78% of total loans, at December 31, 2004. This reflects a provision for loan losses of $1.9 million for the year, partially offset by net charge-offs of $524,000. Non-performing assets to total assets increased to 0.04% at December 31, 2005, from 0.03% at December 31, 2004.

         The Company increased its investment in FHLB stock by $2.5 million, or 23.1%, to $13.3 million at December 31, 2005. This was a direct result of FHLB stock holding requirements associated with the increased level of borrowings from the institution.

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

         Equity. Stockholders' equity totaled $95.3 million on December 31, 2005, a decrease of 8.4%, or $8.8 million, from $104.0 million on December 31, 2004. The decline was attributable to the repurchase of 989,451 shares of common stock in open market transactions to fund the Company's 2004 Restricted Stock Plan and its stock repurchase programs, as well as the effect of the net unrealized investment portfolio market value adjustment, offset by the net income for the period. On August 24, 2005, the Company announced a new program to repurchase up to an additional 5% of its outstanding common stock, or approximately 577,628 shares. During the fourth quarter, the Company repurchased 275,000 shares. As of December 31, 2005, it had completed in excess of 52% of that program, at an average price of $12.72 per share.

         Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2006, 2005 and 2004. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                           For the Year Ended December 31,
                                At December 31,  -----------------------------------------------------------------------------------
                                    2006                   2006                        2005                          2004
                               ---------------  --------------------------   --------------------------  ---------------------------
                                                                   Average                      Average                     Average
                                       Yield/   Average            Yield/    Average            Yield/    Average           Yield/
                               Balance Cost(1)  Balance  Interest  Cost      Balance  Interest  Cost      Balance  Interest Cost
                               ------- -------  -------  --------  ----      -------  --------  ----      -------  -------------
                                                                                  (Dollars in thousands)
Interest-
  earning assets:
Loans
  receivable, net (2)......  $ 765,001   6.73% $758,849   $48,011   6.33%  $ 645,361   $37,928    5.88% $ 484,074   $28,407    5.87%
Investment
  securities (3)...........    146,334   4.12   165,480     6,538   3.95     218,902     8,261    3.77    227,645     7,980    3.51
Other interest-
  earnings assets (4)......     16,439   4.61    12,244       714   5.83      12,638       572    4.53     13,016       162    1.24
                              --------          -------    ------           --------    ------           --------    ------
     Total interest-
       earning assets......    927,774   6.29   936,573    55,263   5.90     876,901    46,761    5.33    724,735    36,549    5.04
Non-interest-earning
  assets...................     58,552           47,172                       40,629                       33,721
                              --------          -------                     --------                     --------
     Total assets..........  $ 986,326         $983,745                    $ 917,530                    $ 758,456
                              ========          =======                     ========                     ========
Interest-bearing
  liabilities:
Checking accounts (5)......  $  60,667   0.04% $ 61,002   $    37   0.06%  $  57,107   $    65    0.11% $  50,065   $    30    0.06%
Savings and club accounts..     46,306   0.56    54,270       289   0.53      65,107       325    0.50     70,244       351    0.50
Money market accounts......    123,433   3.52   119,398     3,533   2.96     145,156     3,074    2.12    158,658     2,697    1.70
Certificates of deposit....    415,410   4.92   408,926    17,225   4.21     294,603     9,395    3.19    228,426     6,036    2.64
Other borrowed funds.......    235,675   4.63   242,090    10,444   4.31     251,982     8,889    3.53    142,641     4,055    2.84
Stock subscriptions
  payable..................          -   0.00         -         -   0.00           -         -    0.00      5,677        23    0.41
                              --------          -------    ------           --------    ------           --------    ------
     Total interest-
       bearing
      liabilities..........    881,491   4.10   885,686    31,528   3.56     813,955    21,748    2.67    655,711    13,192    2.01
                                                           ------                       ------                       ------
Non-interest-bearing
  liabilities..............      6,335            2,823                        2,915                        2,641
                              --------          -------                     --------                     --------
     Total liabilities.....    887,826          888,509                      816,870                      658,352
Stockholders' equity.......     98,500           95,236                      100,660                      100,104
                              --------          -------                     --------                     --------
     Total liabilities
       and stockholders'
       equity..............  $ 986,326         $983,745                    $ 917,530                    $ 758,456
                              ========          =======                     ========                     ========
Net interest income........                               $23,735                       $25,013                      $23,357
                                                           ======                        ======                       ======
Net interest
  rate spread (6)..........              2.19%                      2.34%                         2.66%                        3.03%
Net interest
  margin (7)...............              2.39%                      2.53%                         2.85%                        3.22%
Ratio of average
  interest-
  earning assets
  to average
  interest-
  bearing liabilities......            105.25%                    105.75%                       107.73%                      110.53%

(1) Interest yields at December 31, 2006 are calculated using the annualized interest for the month of December divided by the average balance for the month of December.
(2) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(3) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(4)  Includes FHLB stock at cost and deposits with other financial institutions.
(5) Includes both interest-bearing and non-interest-bearing checking accounts and stock subscriptions received in connection with the Company's second-step mutual-to-stock conversion completed on January 20, 2004.
(6) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities (including non-interest-bearing checking accounts).
(7) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                          For the Year Ended December 31,                     For the Year Ended December 31,
                                                   2006 vs. 2005                                     2005 vs. 2004
                                     --------------------------------------------      ---------------------------------------------
                                            Increase (Decrease) Due to                           Increase (Decrease) Due to
                                     --------------------------------------------      ---------------------------------------------
                                                              Rate/                                             Rate/
                                       Volume      Rate       Volume        Net           Volume      Rate      Volume       Net
                                       ------      ----       ------        ---           ------      ----      ------       ---
                                                                    (In thousands)
Interest and dividend income:
   Loans receivable, net .........   $  6,670    $  2,903    $    510    $ 10,083       $  9,465    $     42   $     14    $  9,521
   Investments, mortgage-backed
     securities and other ........     (2,120)        533        (136)     (1,723)          (495)        827        (51)        281
   Other .........................        (18)        165          (5)        142            120         166        124         410
                                     --------    --------    --------    --------       --------    --------   --------    --------
Total interest-earning assets ....   $  4,532    $  3,601    $    369    $  8,502       $  9,090    $  1,035   $     87    $ 10,212
                                     ========    ========    ========    ========       ========    ========   ========    ========

Interest expense:
   Checking accounts .............   $      4    $    (31)   $     (1)   $    (28)      $      4    $     27   $      4    $     35
   Savings and club accounts .....        (54)         21          (3)        (36)           (26)          -          -         (26)
   Money market accounts .........       (545)      1,223        (219)        459           (230)        663        (56)        377
   Certificate accounts ..........      3,646       3,014       1,170       7,830          1,748       1,249        362       3,359
   FHLB advances .................       (349)      1,982         (78)      1,555          3,108         977        749       4,834
   Stock subscriptions payable ...          -           -           -           -              -           -        (23)        (23)
                                     --------    --------    --------    --------       --------    --------   --------    --------
Total interest-bearing liabilities   $  2,702    $  6,209    $    869    $  9,780       $  4,604    $  2,916   $  1,036    $  8,556
                                     ========    ========    ========    ========       ========    ========   ========    ========
Change in net interest income ....   $  1,830    $ (2,608)   $   (500)   $ (1,278)      $  4,486    $ (1,881)  $   (949)   $  1,656
                                     ========    ========    ========    ========       ========    ========   ========    ========

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

         Net Income. Net income declined by $398,000, to $4.1 million, for the year ended December 31, 2006, compared to $4.5 million for the year ended December 31, 2005, an 8.9% decrease. Diluted net income per common share was $0.38 for 2006, compared to $0.40 for the same period in 2005. The decrease in net income was primarily attributable to a $1.3 million decrease in net interest income coupled with a $636,000 increase in other expenses, partially offset by a $255,000 increase in other income, an $891,000 decrease in the provision for loan losses and a $370,000 decrease in income tax expense. Results for 2006 included $505,000, or $0.05 per diluted share, in after-tax stock option expense associated with the adoption of SFAS No. 123(R), Share-Based Payment, which became effective January 1, 2006.

         Net Interest Income. Net interest income for the year ended December 31, 2006 was $23.7 million, compared to $25.0 million for last year, a decrease of 5.1%. Total interest income increased by $8.5 million, to $55.3 million, while total interest expense increased by $9.8 million, to $31.5 million, for the year ended December 31, 2006 when compared to the prior year. The net interest margin for the year ended December 31, 2006 declined 32 basis points, to 2.53%, from 2.85% in the same period last year. The year-over-year compression was the result of a series of increases in short-term interest rates by the Federal Reserve Board and the prolonged, flat to inverted yield curve, increased funding costs and a slowdown in asset growth, all of which has impeded the Company's net interest income growth.

         The 18.2% increase in total interest income was primarily due to a $59.7 million, or 6.8%, increase in the average balance of interest-earning assets, combined with a 57 basis point increase in the average yield earned on these assets when compared to the prior year. The increase in interest-earning assets was a direct result of management's continued strategy of expanding the commercial and commercial real estate loan portfolios, while funding part of that growth through the cash flow generated by the investment portfolio. The increase in the average yield was primarily attributable to replacing lower yielding investment securities with higher yielding loans.

         Total interest expense increased 45.0%, to $31.5 million, for the year ended December 31, 2006, compared to $21.8 million for the prior year. The increase resulted primarily from a $71.7 million, or 8.8%, increase in the average balance of interest-bearing liabilities, combined with an 89 basis point increase in the average cost of funds when compared to the prior year. The majority of the increase in the average balance of interest-bearing liabilities for 2006 was due to an $81.6 million, or 14.5%, increase in average deposits, partially offset by a $9.9 million, or 3.9%, decrease in the average balance of other borrowings, which consist of FHLB advances. The increase in the average cost of interest-bearing liabilities was primarily attributable to the rising short-term interest rate environment, as well as a shift in the mix of deposits from lower-cost core deposits to higher-cost certificates of deposit. Average certificates of deposit increased $114.3 million, or 38.8%, during 2006 when compared to the same period last year.

         Provision for Loan Losses. The provision for loan losses decreased by $891,000, or 47.9%, to $1.0 million for the year ended December 31, 2006, from $1.9 million for 2005. The decrease in the provision was primarily due to lower loan production during 2006 as compared to 2005. We allocate the allowance to various categories based on our classified assets, our historical loan loss experience and our assessment of the risk characteristics of each loan category and the relative month-end balances of each category. The ratio of the allowance for loan losses to total loans was 0.78% at year-end 2006 and 2005. Total charge-offs amounted to $1,192,000 and recoveries amounted to $450,000, resulting in a net charge-off amount of $742,000 for the year ended December 31, 2006. This represents an increase in net charge-offs of $218,000 when compared to the previous year.

         Other Income. Other income during the year ended December 31, 2006 totaled $3.8 million, compared to $3.6 million for the year ended December 31, 2005. This represents an increase of $255,000, or 7.1%. The increase was primarily attributable to a $151,000 increase in other income, primarily from bank-owned life insurance, and an increase of $58,000 in commission income generated by SFSI. Additionally, service charges and fees on deposit accounts increased $20,000.

         Other Expenses. For the year ended December 31, 2006, other expenses totaled $20.3 million, compared to $19.7 million for the prior year, an increase of $636,000 million, or 3.2%. The increase was primarily attributable to salaries and benefits resulting from the $667,000 of pre-tax stock option compensation expense associated with the adoption of SFAS No. 123(R).

         Income Tax Expense. Income tax expense decreased by $370,000, or 14.5%, during the year ended December 31, 2006 when compared to the year ended December 31, 2005, reflecting lower taxable income for the 2006 period.

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

         Net Income. Net income increased by $290,000, to $4.5 million, for the year ended December 31, 2005, compared to $4.2 million for the year ended December 31, 2004, a 6.9% increase. The increase was attributable to a $1.6 million increase in net interest income and a $521,000 increase in other income, offset by a $368,000 increase in the provision for loan losses, a $1.4 million increase in other expenses and a $144,000 increase in income tax expense.

         Net Interest Income. Net interest income for the year ended December 31, 2005 was $25.0 million, compared to $23.3 million in 2004, an increase of 7.1%. Total interest income increased by $10.2 million, to $46.8 million, while total interest expense increased by $8.6 million, to $21.7 million, for the year ended December 31, 2005 when compared to the prior year. This increase was attributable to management's growth strategy.

         The 27.9% increase in total interest income was primarily due to a $152.2 million, or 21.0%, increase in the average balance of interest-earning assets, combined with a 29 basis point increase in the average yield earned on these assets when compared to the prior year. The increase in interest-earning assets was a direct result of management's growth strategy. The increase in the average yield was primarily attributable to replacing lower yielding investment securities with higher yielding loans.

         Total interest expense increased 64.9%, to $21.7 million for year ended December 31, 2005, compared to $13.2 million for the prior year. The increase resulted primarily from a $158.2 million, or 24.1%, increase in the average balance of interest-bearing liabilities, combined with a 66 basis point increase in the average cost of funds when compared to the prior year. The majority of the increase in the average balance of interest-bearing liabilities for 2005 was comprised of a $66.3 million, or 29.0%, increase in the average balance of certificates of deposit and a $109.3 million, or 76.6%, increase in the average balance of advances from the FHLB. The increase in the average cost of interest-bearing liabilities was primarily attributable to the rising short-term interest rate environment, as well as a shift in the mix of deposits from lower-cost core deposits to higher-cost certificates of deposit.

         Provision for Loan Losses. The provision for loan losses increased by $368,000, or 24.7%, to $1.9 million for the year ended December 31, 2005, from $1.5 million for 2004. We allocate the allowance to various categories based on our classified assets, our historical loan loss experience and our assessment of the risk characteristics of each loan category and the relative month-end balances of each category. The ratio of the allowance for loan losses to total loans was 0.78% at year-end 2005 and 2004. Total charge-offs amounted to $854,000 and recoveries amounted to $330,000, for a net charge-off amount of $524,000 for the year ended December 31, 2005. This represents an increase in net charge-offs of $185,000 when compared to the previous year.

         Other Income. Other income during the year ended December 31, 2005 totaled $3.6 million, compared to $3.1 million for the year ended December 31, 2004. This represents an increase of $521,000, or 17.0%. The increase was primarily attributable to a $338,000 increase in commission income generated by SFSI and a $339,000 increase in the income on bank-owned life insurance, partially offset by a $77,000 decline in service charges and fees on deposit accounts and a $64,000 decline in income associated with investment security sales.

         Other Expenses. For the year ended December 31, 2005, other expenses totaled $19.7 million, compared to $18.3 million for the prior year, an increase of $1.4 million, or 7.5%. The increase was primarily attributable to salaries and benefits associated with the Company's growth strategy, which includes equity-based employee compensation plans, coupled with higher operating expenses associated with a larger branch network.

         Income Tax Expense. Income tax expense increased by $144,000, or 6.0%, during the year ended December 31, 2005 when compared to the year ended December 31, 2004, reflecting higher taxable income for the 2005 period.

Liquidity and Capital Resources

         We maintain liquid assets at levels we consider adequate to meet liquidity needs. The liquidity of a savings institution reflects its ability to provide funds to meet loan requests, accommodate possible outflows in deposits, fund current and planned expenditures and take advantage of market opportunities in connection with asset and liability management objectives. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of earning assets with specific types of deposits and borrowings. Savings institution liquidity is normally considered in terms of the nature and mix of the savings institution's sources and uses of funds

         Our primary sources of liquidity are deposits, scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, we invest excess funds in overnight federal funds investments, which provide liquidity. Our cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $10.1 million at December 31, 2006. To a lesser extent, the earnings and funds provided from our operating activities are a source of liquidity, as well.

         Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. If we require funds beyond our ability to generate them internally, we have the ability to obtain advances from the FHLB, which provides an additional source of funds. At December 31, 2006, our borrowing limit with the FHLB was $290.5 million, subject to collateral requirements. At December 31, 2006, we had $235.7 million of FHLB borrowings outstanding, including $108.5 million in repurchase agreement advances.

         We are not aware of any trends, events or uncertainties that will have, or are reasonably likely to have, a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of our commitments to extend credit for mortgage and consumer loans as of December 31, 2006 was $33.7 million, excluding commitments on unused lines of credit, which totaled $28.8 million.

         We intend to grow the Bank's branch network either through opening or acquiring branch offices. Three new branch offices and the relocation of one branch are planned for 2007. We also intend to actively consider the acquisition of local financial institutions as a means to expand our banking operations. We do not, however, have any current understandings, agreements or arrangements for the expansion of our business other than opening new branch office locations.

         The following table discloses our contractual obligations as of December 31, 2006.

                                                             Less Than                                       After
                                               Total          1 Year        1-3 Years      4-5 Years        5 Years
                                             --------        --------       ---------      ---------        -------
Certificates of deposit...............      $ 415,410       $ 375,033      $  37,066        $ 2,825        $    486
Other borrowed funds (1)..............        235,675         133,875         74,100         15,000          12,700
Rentals under operating leases........         11,515             943          1,675          1,537           7,360
                                             --------        --------       --------         ------         -------
   Total..............................      $ 662,600       $ 509,851      $ 112,841        $19,362        $ 20,546
                                             ========        ========       ========         ======         =======

----------------------
(1) At December 31, 2006, other borrowed funds consisted of FHLB advances. Our borrowing limit with FHLB was $290.5 million, subject to collateral requirements.

The following table discloses our commitments as of December 31, 2006.

                                               Total
                                              Amounts         Less Than                                      Over
                                             Committed        1 Year       1-3 Years       4-5 Years        5 Years
                                             ---------        ------       ---------       ---------        -------
Unused lines of credit (1)............       $ 28,829        $  2,290       $  691          $  208         $ 25,640
Commitments to grant loans (1)........         33,741          33,741            -               -                -
Standby letters of credit.............          1,073           1,073            -               -                -
                                              -------         -------        -----           -----          -------
   Total..............................       $ 63,643        $ 37,104       $  691          $  208         $ 25,640
                                              =======         =======        =====           =====          =======

----------------------
(1) Represents amounts committed to customers.

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

         The Board of Directors has established a Budget and Asset/Liability Management Committee. The committee meets quarterly with management to review current investments: average lives, durations and re-pricing frequencies of loans and securities; loan and deposit pricing and production volumes and alternative funding sources; interest rate risk analysis; liquidity and borrowing needs; and, a variety of other assets and liability management topics. The management session of the committee is held monthly with President Fiore presiding and senior management in attendance. The results of the quarterly and monthly meetings of the committee are reported to the full Board at its regular meetings. In addition, the committee generally meets during the fourth quarter each year, with the goal of developing an annual business and operating plan for presentation to the full Board.

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

         The following table presents the Bank's interest rate risk exposure as measured by the OTS NPV Model as of December 31, 2006. The net portfolio value is calculated by the OTS, based on information provided by the Bank. At December 31, 2006, the Bank was in compliance with the interest rate risk limits established by the Board of Directors, as set forth below:

                                                                    NPV as % of
                               Net Portfolio Value (NPV)      Present Value of Assets
                               -------------------------     ------------------------             Basis
Changes in Rates                $ Amount      $ Change        % Change      NPV Ratio         Point Change
----------------                --------      --------        --------      ---------         ------------
                                (Dollars in thousands)
+200 basis points..........       72,751      (27,717)         (28)            7.62%              (254)
+100 basis points..........       87,017      (13,451)         (13)            8.95%              (121)
   0 basis points..........      100,468            -            -            10.16%                 -
-100 basis points..........      112,437       11,969           12            11.19%               103
-200 basis points..........      122,224       21,756           22            11.99%               183

----------------------
The +300 and -300 basis points scenarios are not shown due to the prevailing interest rate environment.

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

[GRAPHIC Management assessed the Company's system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2006, the Company's system of internal control over financial reporting is effective and meets the criteria of the "Internal Control - Integrated Framework." Crowe Chizek and Company LLC, independent registered public accounting firm, has issued their report on management's assessment of the Company's internal control over financial reporting.



John S. Fiore                                 A. Richard Abrahamian
-----------------------------                 ----------------------------------
President and                                 Senior Vice President and
Chief Executive Officer                       Chief Financial Officer

March 6, 2007                                 March 6, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of Synergy Financial Group, Inc.

         We have audited management's assessment, included in the accompanying Report on Management's Assessment of Internal Control over Financial Reporting, that Synergy Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synergy Financial Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

         In our opinion, management's assessment that Synergy Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Synergy Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended and our report dated March 6, 2007 expressed an unqualified opinion on those financial statements.


                                                 /s/Crowe Chizek and Company LLC

                                                 Crowe Chizek and Company LLC

Livingston, New Jersey
March 6, 2007

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

Board of Directors and
Shareholders of Synergy Financial Group, Inc.

         We have audited the accompanying consolidated balance sheet of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         As described in Note A to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Synergy Financial Group, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.


                                                 /s/Crowe Chizek and Company LLC

                                                    Crowe Chizek and Company LLC

Livingston, New Jersey
March 6, 2007

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------


Board of Directors and
Shareholders of Synergy Financial Group, Inc.

         We have audited the accompanying consolidated balance sheet of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergy Financial Group, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Synergy Financial Group, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2006 (not presented herein) expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/Grant Thornton LLP

Philadelphia, Pennsylvania
February 22, 2006

                  SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                             December 31,
                                                                                      2006                  2005
                                                                                  -----------           -----------
ASSETS
Cash and amounts due from banks............................................        $    5,673            $    4,635
Interest-bearing deposits with banks.......................................             4,458                 1,948
                                                                                    ---------             ---------
   Cash and cash equivalents...............................................            10,131                 6,583
Investment securities available-for-sale, at fair value....................            68,417                85,319
Investment securities held-to-maturity (fair value of
   $76,263 and $93,575, respectively)......................................            77,917                95,621
Federal Home Loan Bank of New York stock, at cost..........................            11,981                13,263
Loans receivable, net......................................................           765,001               733,183
Accrued interest receivable................................................             3,848                 3,313
Property and equipment, net................................................            20,106                18,570
Cash surrender value of bank-owned life insurance..........................            21,816                13,138
Other assets...............................................................             7,109                 4,897
                                                                                    ---------             ---------
     Total assets..........................................................        $  986,326            $  973,887
                                                                                    =========             =========

LIABILITIES
Deposits...................................................................        $  645,816            $  606,471
Other borrowed funds.......................................................           235,675               266,600
Advance payments by borrowers for taxes and insurance......................             2,701                 2,215
Accrued interest payable on advances.......................................               651                   611
Other liabilities..........................................................             2,983                 2,740
                                                                                    ---------             ---------
     Total liabilities.....................................................           887,826               878,637
                                                                                    ---------             ---------

STOCKHOLDERS' EQUITY
Preferred stock; $0.10 par value, 5,000,000 shares authorized;
   issued and outstanding - none...........................................                 -                     -
Common stock; $0.10 par value, 20,000,000 shares authorized;
   Issued - 12,509,636 in 2006 and 12,471,481 in 2005
   Outstanding - 11,382,143 in 2006 and 11,545,881 in 2005.................             1,251                 1,247
Additional paid-in capital.................................................            85,381                85,959
Retained earnings..........................................................            34,582                32,794
Unearned ESOP shares.......................................................            (4,600)               (5,282)
Unearned RSP compensation..................................................                 -                (2,567)
Treasury stock acquired for the RSP, at cost:
   271,613 in 2006 and 363,037 in 2005 ....................................            (3,086)               (4,124)
Treasury stock, at cost:
   1,127,493 in 2006 and 925,600 in 2005...................................           (14,125)              (11,426)
Accumulated other comprehensive loss, net..................................              (903)               (1,351)
                                                                                    ---------             ---------
     Total stockholders' equity............................................            98,500                95,250
                                                                                    ---------             ---------
     Total liabilities and stockholders' equity............................        $  986,326            $  973,887
                                                                                    =========             =========

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                              For the year ended December 31,
                                                                       --------------------------------------------
                                                                         2006              2005             2004
                                                                       ---------        ---------         ---------
Interest income
   Loans, including fees......................................         $  48,011        $  37,928         $  28,407
   Investment securities......................................             6,538            8,261             7,980
   Other .....................................................               714              572               162
                                                                        --------         --------          --------
     Total interest income....................................            55,263           46,761            36,549

Interest expense
   Deposits...................................................            21,084           12,859             9,114
   Other borrowed funds.......................................            10,444            8,889             4,078
                                                                        --------         --------          --------
     Total interest expense...................................            31,528           21,748            13,192
     Net interest income before
       provision for loan losses..............................            23,735           25,013            23,357
Provision for loan losses.....................................               969            1,860             1,492
                                                                        --------         --------          --------
     Net interest income after
       provision for loan losses..............................            22,766           23,153            21,865
                                                                        --------         --------          --------

Other income
   Service charges and other fees on
     deposit accounts.........................................             2,125            2,105             2,182
   Net (losses) gains on sales of investment securities.......                 -              (26)               38
   Commissions................................................               913              855               517
   Other .....................................................               797              646               322
                                                                        --------         --------          --------
     Total other income.......................................             3,835            3,580             3,059

Other expenses
   Salaries and employee benefits.............................            12,463           10,801             9,948
   Premises and equipment.....................................             2,600            3,046             3,073
   Occupancy..................................................             2,286            2,164             1,835
   Professional services......................................               734              796               703
   Advertising................................................               405              925               781
   Other operating............................................             1,828            1,948             1,965
                                                                        --------         --------          --------
     Total other expenses.....................................            20,316           19,680            18,305
                                                                        --------         --------          --------
   Income before income tax expense...........................             6,285            7,053             6,619
Income tax expense............................................             2,190            2,560             2,416
                                                                        --------         --------          --------
     Net income...............................................         $   4,095        $   4,493         $   4,203
                                                                        ========         ========          ========

Per share of common stock
   Basic earnings per share...................................         $    0.39        $    0.41         $    0.38
                                                                        ========         ========          ========
   Diluted earnings per share.................................         $    0.38        $    0.40         $    0.37
                                                                        ========         ========          ========
   Basic weighted average shares outstanding..................            10,376           10,911            11,009
                                                                        ========         ========          ========
   Diluted weighted average shares outstanding................            10,760           11,306            11,276
                                                                        ========         ========          ========

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                      (In thousands, except share amounts)

                                                                                             Treasury           Accumulated
                               Common stock                                                    stock           comprehensive
                            -----------------  Additional            Unearned    Unearned    acquired             income
                            Shares      Par     paid-in-   Retained    ESOP         RSP       for the   Treasury  (loss),
                            issued     value    capital    earnings   shares   compensation     RSP       stock     net       TOTAL
                           ---------------------------------------------------------------------------------------------------------
BALANCE AT
  JANUARY 1, 2004......    3,344,252 $    334 $  15,008    $ 27,858 $ (1,009)   $ (1,011)    $  (103)$        -     (149) $  40,928
                           =========  =======  ========     =======  =======     =======      ======   ========  =======   ========
   Net income..........            -        -         -       4,203        -           -           -          -        -      4,203
   Other comprehensive
     loss, net of
     reclassification
     adjustment and
     taxes.............            -        -         -           -        -           -           -          -     (138)      (138)
                                                                                                                 -------   --------
Total comprehensive
  income...............                                                                                                       4,065
                                                                                                                           --------
   Net proceeds of
     stock offering and
     issuance of
     common stock......    9,107,759      911    68,348           -        -           -           -          -        -     69,259
   Dividends declared
     ($0.12 per share).            -        -         -      (1,458)       -           -           -          -        -     (1,458)
   Common stock
     acquired by
     ESOP (562,873
     shares)...........            -        -         -           -   (5,628)          -           -          -        -     (5,628)
   Common stock held by
     ESOP committed to
     be released
     (99,624 shares)...            -        -       372           -      675           -           -          -        -      1,047
   Common stock issued
     by RSP Plan
     (41,573 shares)...            -        -      (408)          -        -           -         408          -        -          -
   Common stock awarded
     through RSP Plan
     (281,437 shares)..            -        -     2,857           -        -      (2,857)          -          -        -          -
   Compensation
     recognized
     under RSP Plan....            -        -         -           -        -         477           -          -        -        477
   Common stock
     repurchased
     for RSP plans
     (410,001 shares)..            -        -         -           -        -           -      (4,648)         -        -     (4,648)

BALANCE AT
  DECEMBER 31, 2004....   12,452,011    1,245    86,177      30,603   (5,962)     (3,391)     (4,343)         -     (287)   104,042
                          ==========  =======  ========     =======  =======     =======      ======             =======   ========
   Net income..........            -        -         -       4,493        -           -           -          -        -      4,493
   Other comprehensive
     loss,  net of
     reclassification
     adjustment and
     taxes.............            -        -         -           -        -           -           -          -   (1,064)    (1,064)
                                                                                                                 -------   --------
Total comprehensive
  income...............                                                                                                       3,429
                                                                                                                           --------
   Dividends declared
     ($0.19 per share).            -        -         -      (2,302)       -           -           -          -        -     (2,302)
   Common stock issued
     for options
     exercised (19,470
     shares)...........       19,470        2       114           -        -           -           -          -        -        116

                                                                                               Treasury           Accumulated
                               Common stock                                                     stock            comprehensive
                              ---------------   Additional             Unearned    Unearned    acquired             income
                              Shares     Par     paid-in-  Retained      ESOP         RSP       for the   Treasury  (loss),
                              issued    value    capital   earnings     shares   compensation    RSP       stock     net      TOTAL
                            --------------------------------------------------------------------------------------------------------
   Common stock held by
     ESOP committed
     to be released
     (99,624 shares)...            -       -         542         -         680           -         -          -         -     1,222
   Common stock issued
     by RSP Plan
     (87,857 shares)...            -       -        (984)        -           -           -       984          -         -         -
   Other stock
     compensation
     plan activity,
     including tax
     benefits..........            -       -         110         -           -         138         -          -         -       248
   Compensation
     recognized
     under RSP Plan....            -       -           -         -           -         686         -          -         -       686
   Common stock
     repurchased for
     RSP plans
     (63,851 shares)...            -       -           -         -           -           -      (765)         -         -      (765)
   Treasury stock
     purchased
     (925,600 shares)..            -       -           -         -           -           -         -    (11,426)        -   (11,426)

BALANCE AT
  DECEMBER 31, 2005....   12,471,481   1,247      85,959    32,794      (5,282)     (2,567)   (4,124)   (11,426)   (1,351)   95,250
                          ==========   =====      ======    ======      ======      ======    ======    =======    ======    ======
   SAB 108 adjustment
   related to income
   taxes...............            -       -           -       216           -           -         -          -         -       216

BALANCE AT
  JANUARY 1, 2006......   12,471,481   1,247      85,959    33,010      (5,282)     (2,567)   (4,124)   (11,426)   (1,351)   95,466
                          ==========   =====      ======    ======      ======      ======    ======    =======    ======    ======
   Net income..........            -       -           -     4,095           -           -         -          -         -     4,095
   Other comprehensive
     loss, net of
     reclassification
     adjustment and
     taxes.............            -       -           -         -           -           -         -          -       448       448
                                                                                                                 -------  --------
Total comprehensive
  income...............                                                                                                      4,543
                                                                                                                          --------
   Dividends declared
     ($0.23 per share).            -       -           -    (2,523)          -           -         -          -         -    (2,523)
   Common stock issued
     for options.......
     exercised
     (38,155 shares)...       38,155       4         210         -           -           -         -          -         -       214
   Common stock held by
     ESOP committed to
     be released
     (99,624 shares)...            -       -         808         -         682           -         -          -         -     1,490
   Common stock issued
     by RSP Plan
     (91,424 shares)...            -       -      (1,038)        -           -           -     1,038          -         -         -
   Other stock
     compensation
     plan activity,
     including tax
     benefits..........            -       -         507         -           -           -         -          -         -       507
   Transfer due to
     adoption of
     SFAS 123(R).......            -       -      (2,567)        -           -       2,567         -          -         -         -
   Compensation
     recognized under
     stock plans.......            -       -       1,502         -           -           -         -          -         -     1,502
   Treasury stock
     purchased
    (201,893 shares)...            -       -           -         -           -           -         -     (2,699)        -    (2,699)

BALANCE AT
  DECEMBER 31, 2006....   12,509,636  $1,251   $  85,381  $ 34,582    $ (4,600)   $      -   $(3,086)$  (14,125) $   (903)  $98,500
                          ==========  ======   =========  ========    ========    ========   ======= ==========  ========   =======

The accompanying notes are an integral part of this statement.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             For the year ended December 31,
                                                                     ----------------------------------------------
                                                                        2006              2005              2004
                                                                     -----------       ----------       -----------
Operating activities
   Net income...................................................    $      4,095      $     4,493      $      4,203
   Adjustments to reconcile net income to net
       cash provided by operating activities
     Depreciation and amortization..............................           1,468            1,516             1,442
     Provision for loan losses..................................             969            1,860             1,492
     Deferred income taxes......................................            (987)          (1,316)             (395)
     Amortization of deferred loan fees.........................            (130)            (108)              (27)
     Amortization of premiums on investment securities..........             478              864             1,374
     Net losses (gains) on sales of investment securities.......               -               26               (38)
     Release of ESOP shares.....................................           1,490            1,222             1,047
     Compensation under stock plans.............................           1,502              686               477
     Increase in accrued interest receivable....................            (535)            (562)             (730)
     (Increase) decrease in other assets........................            (747)           1,293              (241)
     Increase (decrease) in other liabilities...................             130             (603)            1,461
     Increase in cash surrender value of
       bank-owned life insurance................................            (678)            (501)             (162)
     Increase in accrued interest payable on advances...........              40              226               266
                                                                     -----------       ----------       -----------
       Net cash provided by operating activities................           7,095            9,096            10,169
                                                                     -----------       ----------       -----------

Investing activities
   Purchase of investment securities held-to-maturity...........               -          (12,536)          (93,010)
   Purchase of investment securities available-for-sale.........          (4,777)          (1,911)          (63,478)
   Maturity and principal repayments of investment
     securities held-to-maturity................................          17,863           27,310            14,447
   Maturity and principal repayments of investment
     securities available-for-sale..............................          21,735           36,379            51,287
   Purchase of property and equipment...........................          (3,004)          (3,272)             (636)
   Redemption (purchases) of FHLB Stock.........................           1,282           (2,492)           (7,127)
   Purchase of bank-owned life insurance........................          (8,000)               -           (10,000)
   Proceeds from sale of investment securities
     held to maturity...........................................               -                -               883
   Proceeds from sale of investment securities
     available-for-sale.........................................               -           12,808               443
   Loan originations, net of principal repayments...............         (37,619)        (156,650)          (98,102)
   Purchase of loans............................................          (4,155)         (16,597)          (30,465)
   Proceeds from sale of loans..................................           9,117                -                 -
                                                                     -----------       ----------       -----------
       Net cash used in investing activities....................          (7,558)        (116,961)         (235,758)
                                                                     -----------       ----------       -----------

                                                                            For the year ended December 31,
                                                                     ----------------------------------------------
                                                                        2006              2005              2004
                                                                     -----------       ----------       -----------
Financing activities
   Net increase in deposits............................             $     39,345      $    67,555      $     65,381
   (Decrease) increase in short-term
     Federal Home Loan Bank Advances...................                   (9,775)          55,625            (7,204)
   Proceeds from long-term Federal Home
     Loan Bank advances................................                   43,000           40,500           155,650
   Repayments of long-term Federal Home
     Loan Bank advances................................                  (64,150)         (41,939)           (8,905)
   Increase in advance payments by borrowers
     for taxes and insurance...........................                      486              513               120
   Dividends paid......................................                   (2,410)          (2,177)             (959)
   Decrease in stock subscriptions payable.............                        -                -           (38,322)
   Net proceeds from issuance of common stock..........                        -                -            69,259
   Purchase of common stock for ESOP...................                        -                -            (5,629)
   Purchase of treasury stock..........................                   (2,699)         (11,426)                -
   Proceeds from stock options exercised...............                      214              116                 -
   Purchase of treasury stock for the RSP Plan.........                        -             (765)           (4,648)
                                                                     -----------       ----------       ------------
       Net cash provided by financing activities.......                    4,011          108,002           224,743
                                                                     -----------       ----------       -----------
       Net increase (decrease) in cash
         and cash equivalents..........................                    3,548              137              (846)
Cash and cash equivalents at beginning of year.........                    6,583            6,446             7,292
                                                                     -----------       ----------       -----------
Cash and cash equivalents at end of year...............             $     10,131      $     6,583      $      6,446
                                                                     ===========       ==========       ===========

Supplemental disclosure of cash flow information
   Cash paid during the year for income taxes..........             $      2,579      $     3,624      $      2,555
                                                                     ===========       ==========       ===========
   Interest paid on deposits and borrowed funds........             $     31,568      $    21,973      $     12,903
                                                                     ===========       ==========       ===========

The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         As part of a reorganization completed in 2001 and described more fully in Note B, Synergy Financial Group, Inc. (the "Company") was formed as a federally-chartered corporation and parent of Synergy Bank (the "Bank"), formerly known as Synergy Federal Savings Bank. On August 27, 2003, the Company was reorganized as a New Jersey corporation and upon completion of its January 20, 2004 second-step stock conversion became a full stock corporation. The Company is the parent of Synergy Financial Services, Inc. and the Bank, which has a wholly-owned subsidiary known as Synergy Capital Investments, Inc.

         The Bank has nineteen office locations, including its main office, and provides a range of financial services to individual and business customers through its branch network located in Middlesex, Monmouth and Union counties in New Jersey. Although the Bank offers numerous services, its lending activity has concentrated on residential, home equity, multi-family / non-residential, automobile, commercial real estate-secured and commercial loans.

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

Basis of Financial Statement Presentation
         The accounting policies followed by the Company conform to accounting principles generally accepted in the United States of America and to predominant practice within the banking industry.

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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004

Cash and Cash Equivalents
-------------------------
         The Company considers all cash on hand and in banks, and highly liquid investment securities debt instruments with original maturities of three months or less, to be cash equivalents. Net cash flows are reported for customer loan and deposit transactions.

Investment Securities
---------------------
         At the time of purchase, investments are classified into one of two categories: held-to-maturity or available-for-sale.

         Investment securities are classified as held-to-maturity when the Bank has the ability and intent to hold those securities to maturity. These investment securities are carried at cost, adjusted for amortization of premium and accretion of discount over the term of the security using the interest method.

         Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors are classified as available-for-sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of stockholders' equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

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

         The Bank accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which the Bank has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties in 2006, 2005 and 2004. At
December 31, 2006, 2005 and 2004, the Bank's servicing loan portfolio approximated $13.9 million, $5.8 million and $6.2 million, respectively. As of December 31, 2006, 2005 and 2004, the Bank has not recorded mortgage serving assets due to the immateriality of amount that would have been capitalized based upon the limited amount of assets serviced by the Bank.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004

Loans and Allowance for Loan Losses
-----------------------------------
         Loans that management has the intent and ability to hold until maturity or foreseeable future or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is calculated based upon the principal amount outstanding. The Company defers and amortizes certain origination and commitment fees, and certain direct loan origination costs over the contractual life of the related loans. This results in an adjustment of the related loan's yield. Generally, loans are placed on a non-accrual status when they are more than ninety days delinquent. Additionally, accrual of interest is stopped on a loan when management believes, after considering economic and business conditions and collection efforts, that collection of interest is doubtful as a result of the borrower's financial condition.

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

                    Years Ended December 31, 2006, 2005, 2004


with employees of the Bank's former credit union sponsor organization, a pharmaceutical research and manufacturing company.

Premises and Equipment
----------------------
         Buildings, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization computed by the straight-line method over the estimated useful lives of the assets.

Goodwill and Intangible Assets
------------------------------
         The Company accounts for goodwill and intangible assets acquired in a business combination in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142 goodwill is not amortized; instead, the carrying value of goodwill is evaluated for impairment on an annual basis. Identifiable intangible assets are amortized over their useful lives and reviewed for impairment.

         The Bank has recorded two types of intangible assets associated with the purchase of First Bank of Central Jersey ("FBCJ") on January 10, 2003 - a core deposit intangible of approximately $627,000 and goodwill of approximately $302,000.

         The core deposit intangible is being amortized over approximately 8 years. Amortization expense for the year ended December 31, 2006 was approximately $111,000. The estimated annual amortization expense for the next four years (2007 through 2010) is $111,000.

         The carrying amount of goodwill as of December 31, 2006 was approximately $225,000. During 2006, an adjustment of $77,000 was made to reduce goodwill in order to properly account for the deferred taxes associated with the loans and securities purchased in the FBCJ acquisition as well as the deferred taxes related to the core deposit intangible. This adjustment had no impact on the consolidated statements of income, as the offset merely adjusted the deferred tax accounts, which are classified in other assets. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets during its most recent testing for the year ended December 31, 2006.

Income Taxes
------------
         The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred loan fees, deferred compensation, investment securities available for sale and the change in the value of bank-owned life insurance.

Other Real Estate Owned
-----------------------
         Other real estate owned is recorded at the lower of cost or estimated fair market value less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for possible loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on a subsequent sale, are included in the consolidated statements of income.

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

                    Years Ended December 31, 2006, 2005, 2004


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

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

                                                      For the year ended December 31, 2006
                                                   ------------------------------------------
                                                                    Weighted
                                                      Income     average shares     Per share
                                                    (numerator)   (denominator)      amount
                                                    -----------   -------------      ------
Basic earnings per share
Income available to common stockholders..........    $ 4,095         10,376          $ 0.39
Effect of dilutive common stock equivalents......                       384            (.01)
                                                                     ------           -----

Diluted earnings per share
Income available to common stockholders
   plus assumed conversions......................    $ 4,095         10,760          $ 0.38
                                                      ======         ======           =====

                                                      For the year ended December 31, 2005
                                                   ------------------------------------------
                                                                    Weighted
                                                      Income     average shares     Per share
                                                    (numerator)   (denominator)      amount
                                                    -----------   -------------      ------

Basic earnings per share
Income available to common stockholders..........    $ 4,493         10,911          $ 0.41
Effect of dilutive common stock equivalents......                       395            (.01)
                                                                     ------           -----

Diluted earnings per share
Income available to common stockholders
   plus assumed conversions......................    $ 4,493         11,306          $ 0.40
                                                      ======         ======           =====

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


                                                      For the year ended December 31, 2004
                                                   ------------------------------------------
                                                                    Weighted
                                                      Income     average shares     Per share
                                                    (numerator)   (denominator)      amount
                                                    -----------   -------------      ------

Basic earnings per share
Income available to common stockholders..........    $ 4,203         11,009          $ 0.38
Effect of dilutive common stock equivalents......                       267            (.01)
                                                                     ------           -----

Diluted earnings per share
Income available to common stockholders
   plus assumed conversions......................    $ 4,203         11,276          $ 0.37
                                                      ======         ======           =====

         There were 3,447 shares considered to be anti-dilutive for the year ended December 31, 2006 and no shares considered to be anti-dilutive for the year ended December 31, 2005.

Stock-Based Compensation
------------------------
         Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under the accounting requirements of SFAS 123(R), the Company must now recognize compensation expense related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. For the year ended December 31, 2006, adopting this standard resulted in a reduction in income before income taxes of $667,000, a reduction in net income of $505,000 and a decrease in both basic and diluted earnings per share of $0.05.

         Prior to 2006, the Company's stock option plans were accounted for in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and released interpretations. Accordingly, no compensation expense was recognized for the stock option plans.

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

                                                         For the year ended
                                                            December 31,
                                                        --------------------
                                                         2005         2004
                                                         ----         ----
Net income, as reported..........................       $4,493       $4,203
Add expense recognized for the Restricted
   Stock Plan, net of related tax effect.........          439          305
Less total Stock Option and Restricted Stock Plan
   expense,  determined under the fair value
   method, net of related tax effect.............         (835)        (699)
                                                         -----        -----
     Net income, pro forma.......................       $4,097       $3,809
                                                         =====        =====

Basic earnings per share:
   As reported...................................        $0.41        $0.38
   Pro forma.....................................        $0.38        $0.35
Diluted earnings per share:
   As reported...................................        $0.40        $0.37
   Pro forma.....................................        $0.36        $0.34

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


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

Segment Reporting
-----------------
         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Company has one operating segment and, accordingly, has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer, residential and multi-family / non-residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment.

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

         The components of other comprehensive income and related tax effects are as follows (in thousands):

                                       For the year ended December 31, 2006
                                       ------------------------------------
                                           Before      Tax       Net of
                                             tax     (expense)     tax
                                           amount     benefit    amount
                                           ------     -------    ------
Unrealized gains (losses) on
   investment securities
   Unrealized holding gains
     (losses) arising during period.     $    693      $(245)  $    448
   Less reclassification
     adjustment for gains (losses)
     realized in net income.........           -           -         -
                                          -------       ----    -------
Other comprehensive
   income gain (loss), net.......        $    693      $(245)  $    448
                                          =======       =====   =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004

                                        For the year ended December 31, 2005    For the year ended December 31, 2004
                                        ------------------------------------    ------------------------------------
                                            Before       Tax      Net of          Before          Tax      Net of
                                              tax     (expense)     tax             tax        (expense)     tax
                                            amount     benefit    amount          amount        benefit    amount
                                            ------     -------    ------          ------        -------    ------
Unrealized gains (losses) on
   investment securities
   Unrealized holding gains
     (losses) arising during period.      $(1,699)     $ 618     $(1,081)        $  (179)       $  65    $  (114)
   Less reclassification
     adjustment for gains (losses)
     realized in net income.........          (26)         9         (17)             38          (14)        24
                                           -------      ----      ---------         ----         ----       ----
Other comprehensive
   income gain (loss), net..........      $(1,673)     $ 609     $(1,064)        $  (217)       $  79    $  (138)
                                           ======       ====      ======          ======         ====     ======

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Instruments: an amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement to have a material effect on the Company's results of operations or financial condition.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement to have a material impact on its financial results.

         In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this interpretation to have a material impact on the Company's results of operations and financial condition.

         In September 2006, the FASB Emerging Issues Task Force ("EITF") finalized Issue No. 06-4, Accounting for Deferred Compensation and
Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

         In September 2006, the FASB EITF finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on its financial statements.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material effect on the Company's results of operations or financial condition.

         In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective December 31, 2006, the Company adopted this accounting bulletin, which was effective for years ending after November 15, 2006. In accordance with SAB 108, the Company has adjusted its opening retained earnings for 2006 and its financial results for the three quarters of 2006 to reflect an over accrual of income tax expense during years prior to 2006. The Company considers this adjustment to be immaterial to prior periods. The impact of this adjustment is summarized below (in thousands):

      Cumulative effect on stockholders' equity as of January 1, 2006..... $ 216
      Cumulative effect on retained earnings as of January 1, 2006........ $ 216
      Cumulative effect on other assets as of January 1, 2006............. $ 216

The impact of this adjustment on 2006 quarterly financial statements is the same as shown above.

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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004

         The overall reorganization was a change in legal organization and form, not a change in enterprise. Specifically, SFAS No. 141, Business Combinations, excludes from the definition of business combination any transfer by an enterprise of its net assets to a newly-formed corporate entity chartered by the existing enterprise and a transfer of net assets and an exchange of shares between enterprises under common control. Accordingly, absent classification as a business combination as defined under SFAS No. 141, the basis of the MHC's assets and liabilities subsequent to the reorganization remained unchanged from the Bank's pre-existing historical basis.

         In 2002, the Mid-tier Holding Company offered for sale 43.5% of the shares of its common stock in an offering fully subscribed for by eligible depositors of the Bank. The remaining 56.5% of the Mid-tier Holding Company's shares of common stock were issued to the MHC. The offering was completed on September 17, 2002. Prior to that date, the Mid-tier Holding Company had not engaged in any significant business. Completion of the offering resulted in the issuance of 3,344,252 shares of common stock, 1,889,502 shares (56.5%) of which were issued to the MHC and 1,454,750 shares (43.5%) of which were sold to eligible depositors of the Bank at $10.00 per share. Costs related to the offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated approximately $687,000 and were deducted to arrive at net proceeds of approximately $13,960,000 from the offering. The Mid-tier Holding Company contributed 43% of the net proceeds of the offering to the Bank for general corporate use.

         The Company completed its second-step conversion from the mutual holding company form of organization to a full stock corporation (the "Conversion") on January 20, 2004. Upon completion of the Conversion, the MHC and the former Mid-tier Holding Company were eliminated.

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

         Net proceeds from the offering conducted as part of the Conversion were $69.2 million, reflecting total offering expenses of approximately $1.2 million, including total underwriter's fees and expenses of $425,000. The net proceeds were applied as follows: (i) $45.0 million was used to make a capital contribution to the Bank, for general business purposes, including funding the origination of loans and investments in securities; (ii) $5.6 million was loaned to the Company's ESOP to enable the plan to buy 8% of the shares sold in the offering; and (iii) $18.6 million was retained by the Company as its initial capitalization to be used for general business purposes which may include investment in securities, repurchasing shares of the Company's common stock or paying cash dividends. A portion of the proceeds retained by the Company was invested in agency-issued mortgage-backed securities.

NOTE C - INVESTMENT SECURITIES
------------------------------

         The amortized cost, gross unrealized gains and losses, and fair value of the Bank's investment securities available for sale and held to maturity are as follows (in thousands):

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


                                                                   December 31, 2006
                                              ---------------------------------------------------------
                                                                   Gross         Gross
                                               Amortized        unrealized     unrealized       Fair
                                                 cost              gains         losses         value
                                              ----------        ----------     ----------    ----------
Available-for-sale
U.S. government obligations.............       $  2,000           $   -        $   (72)      $  1,928
Mortgage-backed securities
   FHLMC................................         45,723              34           (908)        44,849
   FNMA.................................         20,092              17           (410)        19,699
Equity securities.......................          2,000               -            (59)         1,941
                                                -------            ----         ------        -------
     Total..............................       $ 69,815           $  51        $(1,449)      $ 68,417
                                                =======            ====         ======        =======

Held-to-maturity
Mortgage-backed securities
   FHLMC................................       $ 32,397           $   1        $  (804)      $ 31,594
   FNMA.................................         43,150               1           (816)        42,335
   GNMA.................................          2,360               4            (40)         2,324
Other debt securities...................             10               -              -             10
                                                -------            ----         ------        -------
     Total..............................       $ 77,917           $   6        $(1,660)      $ 76,263
                                                =======            ====         ======        =======

                                                                   December 31, 2005
                                              ---------------------------------------------------------
                                                                   Gross         Gross
                                               Amortized        unrealized     unrealized       Fair
                                                 cost              gains         losses         value
                                              ----------        ----------     ----------    ----------
Available-for-sale
U.S. Government obligations.............       $  2,000           $   -        $   (94)      $  1,906
Mortgage-backed securities
   FHLMC................................         56,076               1         (1,331)        54,746
   FNMA.................................         28,334               5           (612)        27,727
Equity securities.......................          1,000               -            (60)           940
                                                -------            ----           ----        -------
     Total..............................       $ 87,410           $   6        $(2,097)      $ 85,319
                                                =======            ====         ======        =======

Held-to-maturity
Mortgage-backed securities
   FHLMC................................       $ 39,234           $   -        $  (976)      $ 38,258
   FNMA.................................         53,469               4         (1,059)        52,414
   GNMA.................................          2,908              11            (26)         2,893
Other debt securities...................             10               -              -             10
                                                -------            ----           ----        -------
     Total..............................       $ 95,621           $  15        $(2,061)      $ 93,575
                                                =======            ====         ======        =======

         The amortized cost and fair value of investment securities available-for-sale and held-to-maturity, by contractual maturity, at December 31, 2006 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


                                                  Available-for-sale              Held-to-maturity
                                              -------------------------      ------------------------
                                               Amortized        Fair         Amortized        Fair
                                                 cost           value           cost          value
                                              ----------      --------       ---------      --------
Due in one year or less.................       $    633       $    628       $     31       $     31
Due after one through five years........         26,132         25,435         11,877         11,581
Due after five through ten years........          3,265          3,157         29,722         28,846
Due after ten years.....................         37,785         37,256         36,277         35,795
Equity securities and other.............          2,000          1,941             10             10
                                                -------        -------        -------        -------
                                               $ 69,815       $ 68,417       $ 77,917       $ 76,263
                                                =======        =======        =======        =======

         Proceeds from the sales of investment securities during the years ended December 31, 2006, 2005 and 2004 were $0, $12,808,000 and $1,326,000, respectively. Gross gains realized on those sales were $0, $14,000, and $38,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and gross losses were $0, $40,000, and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and December 31, 2005, investment securities with a book value of $75,000 and $87,000, respectively, were pledged to secure public deposits and for other purposes as provided by law.

         The tables  below  indicate the length of time  individual  securities,
both  held-to-maturity  and  available-for-sale,   have  been  in  a  continuous
unrealized loss position at December 31, 2006 and 2005 (in thousands):


December 31, 2006                                 Less than 12 months   12 months or longer          Total
-----------------                      Number     -------------------   -------------------  --------------------
                                         of        Fair   Unrealized     Fair   Unrealized     Fair    Unrealized
Description of Securities            securities    value    losses       value    losses       value     losses
-------------------------            ----------    -----    ------       -----    ------       -----     ------
U.S. Government agency securities...       1     $      -  $     -     $ 1,928   $   (72)    $  1,928   $   (72)
Mortgage-backed securities..........     172        3,111      (29)    131,355    (2,949)     134,466    (2,978)
                                         ---        -----      ----     -------   -------     -------    -------
Subtotal, debt investment securities     173        3,111      (29)    133,283    (3,021)     136,394    (3,050)
Equity securities...................       1            -        -       1,441       (59)       1,441       (59)
                                         ---      -------   ------      ------    ------      -------    ------
   Total temporarily impaired
     investment securities..........     174     $  3,111  $   (29)    $134,724  $(3,080)    $137,835   $(3,109)
                                         ===      =======   ======      =======   ======      =======    ======


December 31, 2005                                 Less than 12 months   12 months or longer          Total
-----------------                      Number     -------------------   -------------------  --------------------
                                         of        Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
Description of Securities            securities    value     losses      value     losses      value     losses
-------------------------            ----------    -----     ------      -----     ------      -----     ------
U.S. Government agency securities...       1     $      -  $     -     $ 1,906   $   (94)    $  1,906   $   (94)
Mortgage-backed securities..........     167       92,048   (1,465)     80,617    (2,539)     172,665    (4,004)
                                         ---       ------   -------     ------    -------     -------    -------
Subtotal, debt investment securities     168       92,048   (1,465)     82,523    (2,633)     174,571    (4,098)
Equity securities...................       1            -        -         940       (60)         940       (60)
                                         ---      -------   ------      ------    ------      -------    ------
   Total temporarily impaired
     investment securities..........     169     $ 92,048  $(1,465)    $83,463   $(2,693)    $175,511   $(4,158)
                                         ===      =======   =======     ======    =======     =======    =======

         Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are impaired as of December 31, 2006 and 2005.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


NOTE D - LOANS RECEIVABLE
-------------------------

         Major grouping of loans are as follows (in thousands):

                                                     December 31,
                                                ----------------------
                                                  2006           2005
                                                -------        -------
Mortgages:
   One- to four-family residential......       $237,857       $243,188
   Multi-family / non-residential.......        326,225        271,600
   Construction.........................          6,487          9,525
Automobile..............................        142,033        185,812
Commercial..............................         54,854         24,794
Other consumer..........................          3,467          3,830
                                                -------        -------
                                                770,923        738,749
Deferred loan fees and costs............             68            197
Allowance for loan losses...............         (5,990)        (5,763)
                                                -------        -------
                                               $765,001       $733,183
                                                =======        =======

         A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                                 Year ended December 31,
                                         --------------------------------------
                                           2006           2005            2004
                                         -------        -------         -------
Balance, beginning of period.........    $ 5,763        $ 4,427         $ 3,274
Provision for loan losses............        969          1,860           1,492
Recoveries...........................        450            330             434
Loans charged-off....................     (1,192)          (854)           (773)
                                          ------          -----          ------
Balance, end of period...............    $ 5,990        $ 5,763         $ 4,427
                                          ======          =====          ======

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

         As of December 31, 2006 and 2005,  the Bank had $422,000 and  $382,000,
respectively, of small homogenous loans that were classified as non-accrual and are considered impaired. As of December 31, 2006 and 2005, the amount of allowance for loan losses allocated to these loans was $172,000 and $187,000, respectively. If interest on non-accrual loans had been accrued, interest income would have increased by $11,000, $5,000, and $5,000, respectively, for the years ended December 31, 2006, 2005 and 2004. As of the end of these periods, there were no loans past due 90 days or more that were not on non-accrual status. The Bank's allowance for loan losses is attributable to loans held-for-investment and not loans held-for-sale.

         In the normal course of business, the Bank makes loans to certain officers, directors and their related interests. In management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The balance of these loans at December 31, 2006 and December 31, 2005 was approximately $4.3 million and $4.5 million, respectively. There were no loans to insiders other than those disclosed above.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004

NOTE E - PROPERTY AND EQUIPMENT
-------------------------------

         Premises and equipment are summarized as follows (in thousands):

                                                                     December 31,
                                                Estimated        ---------------------
                                                useful life        2006         2005
                                               -------------     --------     --------
Land ...................................       Indefinite        $  4,004     $  2,704
Building and improvements...............       3 to 40 years       11,427       11,335
Furniture, equipment and automobiles....       3 to 12 years        8,410        8,239
Leasehold improvements..................       3 to 15 years        5,605        5,429
Property held for future office sites...        Indefinite          1,957          692
                                                                  -------      -------
                                                                   31,403       28,399
Less accumulated depreciation
   and amortization.....................                          (11,297)      (9,829)
                                                                  -------      -------
                                                                 $ 20,106     $ 18,570
                                                                  =======      =======

NOTE F - DEPOSITS
-----------------

         Deposits are summarized as follows (in thousands):

                                                      December 31,
                                               ------------------------
                                                 2006            2005
                                               --------        --------
Demand accounts:
   Non-interest bearing.................       $ 59,587        $ 58,152
   Interest bearing.....................          1,080           3,320
                                                -------         -------
                                                 60,667          61,472
Savings and club accounts...............         46,306          60,608
Money market deposit accounts...........        123,433         117,930
Certificates of deposit under $100,000..        258,916         246,778
Certificates of deposit over $100,000...        156,494         119,683
                                                -------         -------
                                               $645,816        $606,471
                                                =======         =======

         The scheduled maturities of certificates of deposit at December 31, 2006 are as follows (in thousands):

2007....................................       $375,033
2008....................................         28,727
2009....................................          8,339
2010....................................          2,631
Thereafter..............................            680
                                                -------
                                               $415,410
                                                =======

         Interest expense on deposits is as follows (in thousands):

                                                   Year ended December 31,
                                            ----------------------------------
                                              2006        2005         2004
                                            -------     --------     --------
Demand accounts.........................    $    37     $    65       $    30
Savings, club and money market accounts.      3,822       3,399         3,048
Certificates of deposit.................     17,225       9,395         6,036
                                             ------      ------        ------
                                            $21,084     $12,859       $ 9,114
                                             ======      ======        ======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004

NOTE G - OTHER BORROWED FUNDS
-----------------------------

1.  Short-Term Borrowings
    ---------------------
         Short-term borrowings, which consist primarily of FHLB advances, generally have maturities of less than one year. Unused overnight lines of credit at the FHLB at December 31, 2006 were $118.3 million. The details of these borrowings are presented below (in thousands, except percentages):

                                          At or for the year ended December 31,
                                          -------------------------------------
                                           2006           2005           2004
                                         -------        --------       --------
Average balance outstanding............ $ 72,669        $ 75,411        $33,618
Maximum amount outstanding at
   any month-end during the period.....   93,950         115,000         48,975
Balance outstanding at period end......   76,875          86,650         31,025
Weighted-average interest
   rate during the period..............     5.23%           3.59%          1.61%
Weighted-average interest
   rate at period end..................     5.38%           4.13%          2.42%

         The Bank also has a total of $40 million of available unsecured lines of credit with banks. At December 31, 2006, there was no balance outstanding on these lines of credit.

2.   Long-Term Borrowings
     --------------------
         At December 31, 2006, long-term borrowings, which consist of FHLB advances, totaled $158.8 million. Advances consist of fixed-rate advances that will mature within one to eight years. The advances are collateralized by FHLB stock and qualifying real estate first mortgage loans and mortgage-backed securities. These advances had a weighted average interest rate of 4.24%.

         As of December 31, 2006, long-term FHLB advances mature as follows (in thousands):

2007....................................       $ 57,000
2008....................................         66,100
2009....................................          8,000
2010....................................          5,000
2011....................................         10,000
Thereafter..............................         12,700
                                                -------
                                               $158,800
                                               ========

         As of December 31, 2005, long-term FHLB advances mature as follows (in thousands):

2006....................................       $ 49,150
2007....................................         50,000
2008....................................         35,100
2009....................................          8,000
2010....................................         10,000
Thereafter..............................         27,700
                                                -------
                                               $179,950
                                               ========
NOTE H - BENEFIT PLANS
----------------------

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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


The cash surrender value of the life insurance policy related to this SERP was approximately $2,475,000, at December 31, 2004. The present value of future benefits was being accrued over the term of employment. Under the terms of the SERP, the Bank accrued an annual expense that was projected to furnish the CEO an annual pension benefit upon retirement at age 60 of approximately $102,000 per year for a period of fifteen years. These annual expense accruals were paid to the trust for the benefit of the CEO. The SERP expense for the year ended December 31, 2004 was approximately $34,000.

         On December 16, 2004, the Board terminated this SERP agreement, and paid the accrued plan assets of approximately $48,000 to the CEO. A new SERP agreement was subsequently adopted with an effective date of January 1, 2005. The new SERP will provide benefits to the CEO in an amount equal to 70% of his final salary upon retirement at age 60, payable for life, reduced by the projected value of benefits payable to the CEO, as follows: (i) 50% of the estimated benefits from the Federal Social Security system; (ii) the account value from the 401(k) Savings Plan attributable to any Company contributions or matching contributions; (iii) the account value from the ESOP; (iv) the account value from any other Code Section 401(a) tax-qualified retirement plans of the Company or its affiliates that are implemented at any time after the SERP effective date; and, (v) the account value from the ESOP benefits equalization plan. The minimum benefit under the new SERP will be an annual benefit of approximately $102,000 upon retirement at age 60 for life, but in no event for a period of less than 15 years. The cash surrender value of the life insurance policy related to this SERP was approximately $2,644,000 and $2,545,000 at December 31, 2006 and 2005, respectively. Under the terms of the new SERP, the Bank will determine annually the projected future benefits and set aside an annual accrual as determined necessary in accordance with generally accepted accounting principles. Plan expense for the years ended December 31, 2006 and 2005 was approximately $67,000 and $63,000, respectively.

         The Company also adopted a SERP for the benefit of other executive officers. This plan requires an annual accrual equal to ten percent of each participant's base salary to be credited to the plan reserve. Plan reserves earned interest at an annual rate equal to the greater of the Bank's cost of funds or 4%. The accumulated deferred compensation account for each executive officer was to be payable to each participant at anytime following termination of employment after three years following the SERP's implementation, the death or disability of the executive officer or termination of employment following a change in control of the Bank, whereby the Bank or the Company is not the resulting entity. In December, 2004, the Board of Directors adopted a plan amendment that adjusted the plan reserves annual earnings rate to The Wall Street Journal "prime rate" plus 100 basis points, with a minimum rate of 4% and a maximum rate of 10%. The amendment also provides participants the ability to request that plan assets be invested in Synergy Financial Group, Inc. common stock. The effective date of this amendment was January 1, 2005. Plan expense for the years ended December 31, 2006, 2005 and 2004 was approximately $63,000, $47,000 and $48,000, respectively.

         In addition, the Company paid its former chief financial officer previously-expensed accumulated plan assets of approximately $36,000 in April, 2005.

2.  Benefits Equalization Plan
    --------------------------
         The Company's Retirement Benefits Equalization Plan ("BEP") provides the participating executives with the same level of benefits that all other employees are eligible to receive under the Company's Employee Stock Ownership Plan and 401(k) Savings Plan without regard to the limitations on levels of compensation and annual benefits imposed under Sections 401(a)(17) and 415 of the Internal Revenue Code. Specifically, the Plan provides benefits to executive officers that cannot be provided under the Employee Stock Ownership Plan and 401(k) Savings Plan as a result of limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code, but that would have been provided under the Employer Stock Ownership Plan and the 401(k) Savings Plan, but for these Internal Revenue Code

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


limitations. For example, this plan provides participants with a benefit for any compensation that they may earn in excess of $210,000 per year (as indexed) comparable to the benefits earned by all participants under the Employee Stock Ownership Plan and the 401(k) Savings Plan for compensation earned below that level. The actual value of benefit under this Plan and the annual financial reporting expense associated with this plan will be calculated annually based upon a variety of factors, including the annual value of benefits for participants determined under the Employee Stock Ownership Plan and the 401(k) Savings Plan each year, the applicable limitations under the Internal Revenue Service Code that are subject to adjustment annually and the salary of each participant at such time. Generally, benefits under the plan will be taxable to each participant at the time of receipt of such payment, and the Company will recognize a tax-deductible compensation expense at such time. Plan expense for the years ended December 31, 2006 and 2005 amounted to approximately $67,000 and $39,000, respectively.

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

4.  Employee Stock Ownership Plan
    -----------------------------
         In September, 2002, the Board of Directors approved an ESOP. The ESOP is designed to provide eligible employees the advantage of ownership of Company stock. Employees are eligible to participate in the Plan after reaching age twenty-one, completion of one year of service and working at least one thousand hours of consecutive service during the year. Contributions are allocated to eligible participants on the basis of compensation. The ESOP borrowed $1,163,800 from the Bank to fund the purchase of 116,380 shares of common stock in connection with the September, 2002 initial public offering. As a result of the second-step mutual-to-stock conversion, the ESOP shares converted to 433,294 shares based on the exchange ratio of 3.7231.

         In connection with the January, 2004 second-step mutual-to-stock conversion, the Company established an additional ESOP for eligible employees. The ESOP borrowed $5,628,730 from the Company to purchase 562,873 shares in the offering. These loans are payable in annual installments over ten years at a fixed annual interest rate equal to the prime rate as published in The Wall Street Journal on the origination date (4.0%), with interest payable quarterly. The loans can be prepaid without penalty. Loan payments are principally funded by cash contributions from the Bank, subject to federal tax law limits.

         Shares used as collateral to secure the loans are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Employees become fully vested in their ESOP account after five years of service. Dividends on unallocated shares are applied toward payment of the loan. ESOP shares committed to be released are considered outstanding in determining earnings per share. The following table summarizes shares of Company common stock held by the ESOP at December 31:

                                          2006               2005              2004
                                       -----------        ---------        ---------
Shares allocated or committed to
   be released to Participants........     356,651          257,027           157,403
Unallocated shares....................     639,516          739,140           838,764
                                           -------          -------           -------
   Total ESOP shares..................     996,167          996,167           996,167
                                           =======          =======           =======
Market value of unallocated shares....$ 10,539,224       $9,261,424      $ 11,272,988

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


         The  Company   recorded  ESOP   compensation   expense  of  $1,490,000,
$1,222,000  and $1,047,000  related to the release of 99,624,  99,624 and 99,624 shares, for the years ended December 31, 2006, 2005 and 2004, respectively.

5.  401(k) Plan
    -----------
         All full-time employees of the Bank that meet certain age and service requirements are eligible to participate in the Bank-sponsored 401(k) Plan. Under the plan, participants may make contributions, in the form of salary reductions, up to the maximum Internal Revenue Code limit. The Bank provides matching contributions to employee accounts at a rate of $0.50 for every $1.00 of base compensation plus commission that is contributed by employees, to a maximum employee contribution level of 10%. Matching contributions vest at a rate of 20% per year of service, with full vesting achieved after five years of service. The Bank's contribution to these plans amounted to $183,000, $207,000 and $197,000 for 2006, 2005 and 2004, respectively.

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

         Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. The Company has acquired all the necessary shares of stock for funding the restricted stock plans; such shares are included in treasury stock. The restricted stock is generally held in a trust for the benefit of the award recipient until it is vested. Awards outstanding vest in five annual installments commencing one year from the date of the award. Expense is recognized for shares awarded over the vesting period at the fair market value of the shares on the date they were awarded. Compensation expense attributable to the RSP amounted to $835,000, $686,000 and $477,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit was $333,000, $274,000 and $191,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

         The following is a summary of the Company's restricted stock plans for the year ended December 31, 2006:

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


                                                      Weighted
                                                    Average Grant
                                       Shares      Date Fair Value
                                       ------      ---------------

Outstanding at beginning of period    334,560          $  8.84
Granted..........................      27,450            13.53
Vested...........................     (91,424)            8.46
Forfeited........................        (250)           13.50
Expired..........................           -                -
                                      -------
Outstanding at end of period          270,336             9.44
                                      =======          =======

         As of December 31, 2006, there was approximately $2.1 million of total unrecognized compensation expense relating to unvested restricted stock plan shares. This cost is expected to be recognized over a weighted average period of
2.3 years.

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

         Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under the accounting requirements of SFAS 123(R), the Company must now recognize compensation expense related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. For the year ended December 31, 2006, the Company recognized approximately $667,000 of compensation expense related to its stock option plans and approximately $162,000 of income tax benefit resulting from this expense for that period.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options price model. Expected volatilities are based on historical volatilities of the Company's common stock. The expected life of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


         The following weighted average assumptions were utilized for grants in 2006, which have a weighted average fair value of $3.60: dividend yield of 1.50%; expected volatility of 25.45%; risk-free interest rate of 4.63%; and an expected life of five years. The following weighted average assumptions were utilized for grants in 2005, which have a weighted average fair value of $3.40: dividend yield of 2.00%; expected volatility of 32.51%; risk-free interest rate of 3.83%; and an expected life of five years. The following weighted average assumptions were utilized for grants in 2004, which have a weighted average fair value of $3.04: dividend yield of 1.60%; expected volatility of 32.85%; risk-free interest rate of 3.33%; and an expected life of five years.

         The following is a summary of the Company's stock option plans as of and for the year ended December 31, 2006:

                                                      Weighted     Aggregate
                                                       Average     Intrinsic
                                         Shares    Exercise Price    Value
                                         ------    --------------    -----

Outstanding at beginning of year.       1,213,301     $ 8.25
Granted..........................          84,500      13.53
Exercised........................         (38,155)      5.61
Forfeited........................          (2,000)     10.15
Expired..........................               -          -
                                       ----------
Outstanding at end of year ......       1,257,646       8.68      $9,809,639
                                       ==========
Exercisable at end of year.......         541,032       7.83       4,679,927
                                       ==========

         The following table summarizes information about the stock options outstanding at December 31, 2006.

                                                    Options Outstanding                Options Exercisable
                       Weighted       ---------------------------------------- -  --------------------------------
                   Average Number     Remaining Contractual   Weighted Average                    Weighted Average
                      Outstanding         Life in Years       Exercise Price      Stock Options   Exercise Price
                   -----------------  --------------------   -----------------    -------------   ----------------
                        489,777                6.3               $ 5.59               278,684          $ 5.59
                        624,369                7.7                10.14               261,948           10.22
                        143,500                8.9                12.83                   400           10.50
                      ---------                                                       -------
                      1,257,646                7.3                 8.68               541,032            7.83
                      =========                                                       =======

         As of December 31, 2006, there was approximately $1.6 million of total unrecognized compensation expense relating to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.3 years.

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

         In order to fund this program, the Bank invested a total of $10,000,000 in two bank-owned life insurance policies on July 14, 2004. During 2006, the Company invested an additional $8,000,000 in bank-owned insurance with another carrier. The aggregate cash surrender value of the policies totaled $19,172,000 and $10,593,000 at December 31, 2006 and 2005, respectively, and is reported on the Company's consolidated balance sheet. The Company reports any income from the policies as other income on the consolidated statement of operations. This income is not subject to tax.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


NOTE I - INCOME TAXES
---------------------

         The   components  of  income  taxes  are   summarized  as  follows  (in
thousands):

                                   Year ended December 31,
                                -----------------------------
                                  2006       2005       2004
                                -------    -------    -------
Current tax expense:
Federal income ..............   $ 2,711    $ 3,456    $ 2,509
State income ................       466        420        302
                                -------    -------    -------
   Total current expense ....     3,177      3,876      2,811
                                -------    -------    -------

Deferred tax benefit:
Federal income ..............      (764)    (1,019)      (303)
State income ................      (223)      (297)       (92)
                                -------    -------    -------
   Total deferred expense ...      (987)    (1,316)      (395)
                                -------    -------    -------
     Total income tax expense   $ 2,190    $ 2,560    $ 2,416
                                =======    =======    =======

         A reconciliation of income taxes computed at the statutory federal income tax rate (34%) to the reported income tax expense is as follows (in thousands):

                                            Year ended December 31,
                                         -----------------------------
                                          2006       2005       2004
                                         -------    -------    -------
Expected federal income tax expense ..   $ 2,137    $ 2,398    $ 2,251
Increase in federal income tax expense
   resulting from state income tax,
   net of federal income tax effect ..       160         81        139
Tax exempt income ....................      (231)      (170)       (55)
ESOP adjustment ......................       231        184        125
Other, net ...........................      (107)        67        (44)
                                         -------    -------    -------
                                         $ 2,190    $ 2,560    $ 2,416
                                         =======    =======    =======

         Deferred tax assets and (liabilities) consisted of the following (in thousands):

                                               December 31,
                                            ------------------
                                              2006       2005
                                            -------    -------
Deferred tax assets:
Allowance for loan losses................   $ 2,334    $ 2,200
Stock and retirement plans ..............       552         82
New Jersey Alternative Minimum
   Assessment carryover .................       193         32
Depreciation ............................       475        167
Unrealized losses on available-
   for-sale investment securities .......       495        740
Net operating loss carryover ............     1,442      1,476
Other ...................................        15         35
                                            -------    -------
                                              5,506      4,732
Valuation allowance .....................      (878)      (878)
                                            -------    -------
   Deferred tax assets ..................   $ 4,628    $ 3,854
                                            =======    =======

Deferred tax liabilities:
Deferred loan costs, net of fees ........   $   245    $   196
Purchase accounting, including
   core deposit intangibles .............       160        177
                                            -------    -------
   Deferred tax liabilities .............   $   405    $   373
                                            =======    =======
   Net deferred tax asset,
     included in other assets ...........   $ 4,223    $ 3,481
                                            =======    =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


         The Company has remaining federal net operating loss carryovers acquired from First Bank of Central Jersey expiring as follows (in thousands):

Expiring                                         Amount
--------                                         ------
2021....................................         $1,574
2022....................................          2,517
2023....................................            150
                                                  -----
                                                 $4,241
                                                 ======

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

         Estimated fair values have been determined by the Bank using what management believes to be the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2006 and 2005 are set forth below.

         For cash and due from banks and interest-bearing deposits with banks, the recorded book values of approximately $10,131,000 and $6,583,000 are deemed to approximate fair values at December 31, 2006, and 2005, respectively. The estimated fair values of investment and mortgage-backed securities are based on quoted market prices, if available. If quoted market prices are not available, the estimated fair values are based on quoted market prices of comparable instruments.

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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004

                                                 December 31,
                               ----------------------------------------------
                                      2006                       2005
                               --------------------      --------------------
                               Carrying   Estimated     Carrying   Estimated
                                amount    fair value     amount    fair value
                                ------    ----------     ------    ----------
                                               (in thousands)
Investment securities ......   $146,334    $144,680     $180,940     $178,894
Federal Home Loan Bank stock     11,981      11,981       13,263       13,263
Loans receivable, net ......    765,001     752,515      733,183      720,982
Cash surrender value of
   bank-owned life insurance     21,816      21,816       13,138       13,138

         The estimated fair values of demand deposits, savings and certain money market deposit accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit and other borrowed funds are estimated by discounting the projected future cash flows using the rates currently offered for these instruments with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

                                                 December 31,
                               ------------------------------------------------
                                      2006                       2005
                               ---------------------     ----------------------
                              Carrying    Estimated     Carrying     Estimated
                               amount     fair value     amount      fair value
                               ------     ----------     ------      ----------
                                              (in thousands)
Time deposits................ $415,410     $413,873     $366,461      $363,390
Other borrowed funds.........  235,675      234,310      266,600       264,512

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

         The Bank had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

                                                     December 31,
                                                ----------------------
                                                  2006           2005
                                                -------        -------
Commitments to grant loans..............       $ 33,741       $ 79,071
Unused lines of credit..................         28,829         25,449
Standby letters of credit...............          1,073            622
                                                -------        -------
                                               $ 63,643       $105,142
                                                =======        =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but primarily includes residential real estate located within New Jersey. At December 31, 2006, commitments to fund fixed rate loans amounted to $3.2 million with interest rates between 6.74% and 10.25%.

NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

1. Lease Commitments
   -----------------
         Future approximate lease payments under non-cancelable operating leases at December 31, 2006 are due as follows (in thousands):

2007....................................        $   943
2008....................................            878
2009....................................            797
2010....................................            788
2011....................................            749
Thereafter..............................          7,360
                                                 ------
                                                $11,515
                                                =======

         Total rent expense was approximately $867,000, $787,000 and $613,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

         The Company maintains five office locations within the corporate facilities of the Company's former credit union sponsor organization. These sites are available to the organization's employees and access by the general public is restricted. As a result, the Company makes no rental payments for these branch locations. Each office is an average of 500 square feet with no public access and therefore very limited use. Management has evaluated the fair value of the annual rent which is not considered to have a material impact on the Bank's financial condition or results of operation. The locations are occupied pursuant to a written agreement that provides for two-year terms that are automatically renewed upon expiration unless written notice of termination is given by either party.

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


NOTE M - CONDENSED FINANCIAL INFORMATION - PARENT CORPORATION ONLY
------------------------------------------------------------------

         Condensed financial information for Synergy Financial Group, Inc. (parent corporation only) follows (in thousands):

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


                            CONDENSED BALANCE SHEETS

                                                                              December 31,
                                                                        -----------------------
                                                                         2006             2005
                                                                        ------           ------
ASSETS
   Cash and cash equivalents....................................       $   635         $   301
   Investment securities available for sale.....................         2,855           3,622
   Investment securities held to maturity.......................         1,157           1,448
   Investment in subsidiaries, at equity .......................        89,099          86,638
   Loan receivable from Bank for ESOP...........................         4,600           5,282
   Other assets.................................................         1,092             116
                                                                        ------          ------
     Total assets...............................................       $99,438         $97,407
                                                                        ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liabilities............................................           938           2,157
   Stockholders' equity.........................................        98,500          95,250
                                                                        ------          ------
     Total liabilities and stockholders' equity.................       $99,438         $97,407
                                                                        ======          ======


                         CONDENSED STATEMENTS OF INCOME

                                                                                   Year ended December 31,
                                                                        -------------------------------------------
                                                                         2006               2005              2004
                                                                        ------             ------            ------
INCOME
   Equity in undistributed net earnings of subsidiaries.........        $4,411             $4,396           $3,973
   Net losses from sale of investments..........................             -                 (2)               -
   Interest income..............................................           385                465              523
                                                                         -----              -----            -----
     Total income...............................................         4,796              4,859            4,496

EXPENSES
   Other expenses...............................................           597                366              270
   Interest expense.............................................           104                  -               23
                                                                         -----              -----            -----
     Total expenses.............................................           701                366              293
                                                                         -----              -----            -----
       Net income...............................................        $4,095             $4,493           $4,203
                                                                         =====              =====            =====

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Year ended December 31,
                                                                        -------------------------------------------
                                                                          2006              2005             2004
                                                                        --------           ------           -------

OPERATING ACTIVITIES
   Net income...................................................        $  4,095         $  4,493          $  4,203
   Adjustments to reconcile net income to net cash
     provided by operating activities
   Equity in undistributed income of subsidiary.................          (4,411)          (4,396)           (3,973)
   Dividends received from subsidiary...........................           4,009            6,500                 -
   Amortization, depreciation and other.........................              37               53               550
   Loss on sale of investment securities........................               -                2                 -
   Decrease in other assets.....................................             969            2,490                65
   (Decrease) increase in other liabilities.....................          (1,219)             896               952
                                                                         --------         -------           -------
       Net cash provided by operating activities................           3,480           10,038             1,797
                                                                         -------          -------           -------

INVESTING ACTIVITIES
   Additional investment in subsidiaries........................               -                -           (45,000)
   Principal repayments of investment securities
     available for sale.........................................             779            1,073             1,026
   Principal repayments of investment securities
     held to maturity...........................................             288              340               229
   Purchase of investment securities available for sale.........               -                -            (5,897)
   Purchase of investment securities held to maturity...........               -                -            (2,022)
   Proceeds from sale of investment securities
     available for sale.........................................               -               20                 -
   Principal collected on ESOP loan.............................             682              679                 -
   ESOP loan advanced to Bank...................................               -               -             (5,629)
                                                                         -------          -------           --------
       Net cash provided by (used in) investing activities......           1,749            2,112           (57,293)
                                                                         -------          -------           -------

FINANCING ACTIVITIES`
   Repayments of stock subscriptions payable....................               -               -            (38,322)
   Purchase of treasury stock for RSP...........................               -             (765)           (4,648)
   Purchase of treasury stock...................................          (2,699)         (11,426)                -
   Proceeds from stock options exercised........................             214              116                 -
   Net proceeds from issuance of common stock...................               -                -            61,597
   Dividends paid...............................................          (2,410)          (2,177)             (959)
   Repayments of Bank loan for ESOP.............................               -                -            (1,009)
                                                                         -------          -------           -------
       Net cash (used in) provided by financing activities......          (4,895)         (14,252)           16,659
                                                                         --------         --------          -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.............................................             334           (2,102)          (38,837)
Cash and cash (used in) equivalents at beginning of year........             301            2,403            41,240
                                                                         -------          -------           -------
Cash and cash equivalents at end of year........................        $    635         $    301          $  2,403
                                                                         =======          =======           =======

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

                    Years Ended December 31, 2006, 2005, 2004


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

         As of December 31, 2006, the Bank is considered well-capitalized under regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios, as set forth in the table below. There are no conditions or events that management believes have changed the institution's prompt corrective action category.

         The following table presents a reconciliation of GAAP capital and regulatory capital at the dates indicated for the Bank:

                                                   December 31,
                                                -----------------
                                                  2006      2005
                                                -------   -------
GAAP capital ................................   $88,656   $86,368
Add: net unrealized losses on
     investment securities ..................       850     1,268
Less: goodwill and other intangible assets...       631       818
                                                -------   -------
     Tangible and core capital ..............    88,875    86,818
Add: general allowance for loan losses ......     5,990     5,763
                                                -------   -------
     Total regulatory capital ...............   $94,865   $92,581
                                                =======   =======

         The Bank's actual capital amounts and ratios are as follows (in thousands, except percentages):

                                                                         OTS Requirements
                                                 ------------------------------------------------------------------
                                                                                                   Regulatory for
                                                                               Minimum            classification as
                                                     Bank actual          capital adequacy        well capitalized
                                                 -----------------       ------------------      ------------------
                                                 Amount      Ratio       Amount      Ratio       Amount      Ratio
                                                 ------      -----       ------      -----       ------      -----
As of December 31, 2006:
Total risk-based capital
   (to risk-weighted assets)............       $ 94,865     12.43%      $ 61,074     8.00%      $ 76,343     10.00%
Tier I capital
   (to risk-weighted assets)............         88,875     11.64%           N/A       N/A        45,806      6.00%
Tier I capital
   (to adjusted total assets)...........         88,875      9.05%        39,275     4.00%        49,093      5.00%
Tangible capital
   (to adjusted total assets)...........         88,875      9.05%        14,728     1.50%           N/A        N/A

As of December 31, 2005:
Total risk-based capital
   (to risk-weighted assets)............         92,581     12.84%        57,687     8.00%        72,108     10.00%
Tier I capital
   (to risk-weighted assets)............         86,818     12.04%           N/A       N/A        43,265      6.00%
Tier I capital
   (to adjusted total assets)...........         86,818      8.96%        38,776     4.00%        48,470      5.00%
Tangible capital
   (to adjusted total assets)...........         86,818      8.96%        14,541     1.50%           N/A        N/A


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


NOTE O - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------

         Unaudited quarterly financial data is as follows (in thousands, except share data):

                                                          Year ended December 31, 2006
                                                -----------------------------------------------
                                                 First        Second        Third       Fourth
                                                quarter       quarter      quarter      quarter
                                                -------       -------      -------      -------
Interest income.........................       $ 13,276      $ 13,747     $ 13,957     $ 14,283
Interest expense........................          6,899         7,486        8,298        8,845
                                                  -----       -------      -------      -------
   Net interest income before
     provision for loan losses..........          6,377         6,261        5,659        5,438
Provision for loan losses...............            416           252          200          101
                                                -------       -------      -------      -------
   Net interest income after
     provision for losses...............          5,961         6,009        5,459        5,337
Other income............................            876           884          956        1,119
Other expenses..........................          5,166         5,179        4,976        4,995
                                                -------       -------      -------      -------
   Income before income tax expense.....          1,671         1,714        1,439        1,461
Income tax expense......................            622           654          458          456
                                                -------       -------      -------      -------
     Net income.........................       $  1,049      $  1,060     $    981     $  1,005
                                                =======       =======      =======      =======
Basic earnings per share................       $   0.10      $   0.10     $   0.09     $   0.10
                                                =======       =======      =======      =======
Diluted earnings per share..............       $   0.10      $   0.10     $   0.09     $   0.09
                                                =======       =======      =======      =======


                                                          Year ended December 31, 2005
                                                -----------------------------------------------
                                                 First        Second        Third       Fourth
                                                quarter       quarter      quarter      quarter
                                                -------       -------      -------      -------
Interest income.........................       $ 10,581      $ 11,509     $ 11,959     $ 12,712
Interest expense........................          4,513         5,050        5,809        6,376
                                                -------       -------      -------      -------
   Net interest income before
     provision for loan losses..........          6,068         6,459        6,150        6,336
Provision for loan losses...............            445           477          392          546
                                                -------       -------      -------      -------
   Net interest income after
     provision for losses...............          5,623         5,982        5,758        5,790
Other income............................            899           811          954          916
Other expenses..........................          4,703         5,016        5,036        4,925
                                                -------       -------      -------      -------
   Income before income tax expense.....          1,819         1,777        1,676        1,781
Income tax expense......................            699           672          568          621
                                                -------       -------      -------      -------
     Net income.........................       $  1,120      $  1,105     $  1,108     $  1,160
                                                =======       =======      =======      =======
Basic earnings per share................       $   0.10      $   0.10     $   0.10     $   0.11
                                                =======       =======      =======      =======
Diluted earnings per share..............       $   0.10      $   0.10     $   0.10     $   0.10
                                                =======       =======      =======      =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


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

         The reports of Grant Thornton on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's fiscal years ended December 31, 2005 and 2004, and in connection with the audit of the Company's consolidated financial statements for such periods, and for the period from January 1, 2006 to February 21, 2006, there were no disagreements or reportable events between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to such matter in connection with its audit reports on the Company's consolidated financial statements.

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

Item 9A. Controls And Procedures
--------------------------------

         The Company's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2006 were effective in ensuring material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management's Assessment of Internal Control Over Financial Reporting included in this Form 10-K under Item 8 "Financial Statements and Supplementary Data," management assessed the Corporation's system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, its system of internal control over financial reporting met those criteria and is effective. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report included in this Form 10-K under Item 8.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    Years Ended December 31, 2006, 2005, 2004


         Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

Item 9B. Other Information
--------------------------

         None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance
---------------------------------------------------------------

         The information contained under the section captioned "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference.

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

Item 11. Executive Compensation
-------------------------------

         The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

         The  information   contained  under  the  section  captioned  "Security
Ownership of Certain Beneficial Owners" in the Proxy Statement is incorporated by reference.

     (b) Security Ownership of Management

         The information contained under the section captioned "Proposal I - Election of Directors" in the Proxy Statement is incorporated by reference.

     (c) Changes in Control

         Management of the Registrant knows no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

     (d) Securities Authorized for Issuance under Equity Compensation Plans

         Set forth below is  information as of December 31, 2006 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                      Equity Compensation Plan Information

                                           (A)                         (B)                       (C)
                                                                                           Number of Securities
                                  Number of Securities                                    Remaining Available for
                                    to be Issued Upon            Weighted-average          Future Issuance Under
                                       Exercise of               Exercise Price of          Equity Compensation
                                  Outstanding Options,         Outstanding Options,     Plans (Excluding Securities
                                   Warrants and Rights          Warrants and Rights      Reflected in Column (A))
                                   -------------------          -------------------      ------------------------
Equity compensation plans approved by shareholders:
2004 Stock Option Plan                    696,385                    $10.53                         5,406
2003 Stock Option Plan                    561,261                    $ 6.37                             -
2004 Restricted Stock Plan (1)                N/A                       N/A                         1,277
2003 Restricted Stock Plan (1)                N/A                       N/A                             -
Equity compensation plans not
   Approved by stockholders:
   Not applicable.                              -                         -                             -
                                        ---------                     -----                      --------
   Total                                1,257,646                    $ 8.67                         6,683
                                        =========                     =====                      ========

------------------
(1) Restricted stock awards of 270,336 shares were outstanding as of December 31, 2006, including awards from both the 2003 and 2004 restricted stock plans. Such awards are earned at the rate of 20% one year after the date of the grant and 20% annually thereafter.

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
--------------------------------------------------------------------------------
          Independence
          ------------

         The  information   contained  under  the  section  captioned   "Certain
Relationships and Related Transactions and Director Independence" in the Proxy Statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

         The information contained under the section captioned "Principal Accounting Fees and Services" in the Proxy Statement is incorporated by reference.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

(a) Listed below are all financial statements and exhibits filed as part of this report.

     1. The consolidated statements of financial condition as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years ended December 31, 2006, together with the related notes and the reports of independent certified public accountants.

     2.  There are no financial statement schedules required to be filed.

     3. The following exhibits are included in this Report or incorporated herein by reference:

         (a) List of Exhibits:

              3 (i)   Certificate of Incorporation of Synergy Financial Group, Inc. (1)
              3 (ii)  Bylaws of Synergy Financial Group, Inc. (1)
              4       Specimen Stock Certificate of Synergy Financial Group, Inc. (1)
              10.1    Employment Agreement between Synergy Financial Group, Inc. and John S. Fiore(2)
              10.2    Employment Agreement between Synergy Bank and John S. Fiore(2)
              10.3    Supplemental Executive Retirement Income Agreement for John S. Fiore (3)
              10.4    Synergy Bank Supplemental Executive Retirement Plan for the Benefit of
                      Senior Officers(2)
              10.5    Synergy Financial Group, Inc. 2003 Restricted Stock Plan (4)
              10.6    Synergy Financial Group, Inc. 2003 Stock Option Plan (4)
              10.7    Change in Control Severance Agreement between Synergy Bank and
                      Kevin M. McCloskey (5)
              10.8    Change in Control Severance Agreement between Synergy Bank and
                      Kevin A. Wenthen (5)
              10.9    Change in Control Severance Agreement between Synergy Bank and
                      A. Richard Abrahamian (5)
              10.10   Directors Change in Control Plan (1)
              10.11   Synergy Financial Group, Inc. 2004 Restricted Stock Plan (6)
              10.12   Synergy Financial Group, Inc. 2004 Stock Option Plan (6)
              10.13   Synergy Financial Group, Inc. Retirement Benefits Equalization Plan(2)
              21      Subsidiaries of the Company
              23.1    Consent of Crowe Chizek and Company LLC
              23.2    Consent of Grant Thornton LLP
              31      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (1)     Incorporated  by reference to the Company's Registration Statement on Form S-1 (File No.
                      333-108884; filed with the SEC on September 17, 2003).
              (2)     Incorporated by reference to the Company's Form 10-K for the year ended
                      December 31, 2005 (File No. 00050467; filed with the SEC on February 27, 2006).
              (3)     Incorporated by reference to the Company's Form 10-K for the year ended
                      December 31, 2004 (File No. 00050467; filed with the SEC on March 16, 2005).
              (4)     Incorporated by reference to the Definitive Proxy Statement of Synergy Financial Group,
                      Inc. for the 2003 Annual Meeting of Stockholders (File No.
                      00049980; filed with the SEC on March 18, 2003).
              (5)     Incorporated  by reference to the Company's Form 8-K dated
                      July 28,  2005 (File No.  00050467;  filed with the SEC on
                      July 28, 2005).

              (6) Incorporated by reference to the Definitive Proxy Statement of Synergy Financial Group, Inc. for the 2004 Annual Meeting of Stockholders (File No. 00050467; filed with the SEC on July 19, 2004).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 13, 2007.

                                       SYNERGY FINANCIAL GROUP, INC.


                                       By: /s/ John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2007.


/s/ David H. Gibbons, Jr.                                     /s/ John S. Fiore
-----------------------------------------------------         -----------------------------------------------------
David H. Gibbons, Jr.                                         John S. Fiore
Chairman and Director                                         President and Chief Executive Officer
                                                              (Principal Executive Officer)


/s/ A. Richard Abrahamian                                     /s/ Nancy A. Davis
-----------------------------------------------------         -----------------------------------------------------
A. Richard Abrahamian                                         Nancy A. Davis
Senior Vice President and Chief Financial Officer             Director
(Principal Financial and Accounting Officer)


/s/ Daniel M. Eliades                                         /s/ Kenneth S. Kasper
-----------------------------------------------------         -----------------------------------------------------
Daniel M. Eliades                                             Kenneth S. Kasper
Director                                                      Director


/s/ Paul T. LaCorte                                           /s/ George Putvinski
-----------------------------------------------------         -----------------------------------------------------
Paul T. LaCorte                                               George Putvinski
Director                                                      Director


/s/ Daniel P. Spiegel                                         /s/ Albert N. Stender
-----------------------------------------------------         -----------------------------------------------------
Daniel P. Spiegel                                             Albert N. Stender
Director                                                      Director