Form 10-Q
period 2007-03-31
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2007-05-10
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: March 31, 2007
                                     --------------

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
Large accelerated filer        Accelerated filer  X   Non-accelerated filer
                        ---                      ---                        ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of April 27, 2007:

$0.10 Par Value Common Stock                                  11,382,143
----------------------------                              ------------------
        Class                                             Shares Outstanding

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                    Page
------        ---------------------                                                    ----

Item 1.       Financial Statements  (unaudited)

              Consolidated Balance Sheets as of March 31, 2007 and
                  December 31, 2006......................................................1

              Consolidated Statements of Income for the three months ended
                  March 31, 2007 and 2006................................................2

              Consolidated Statement of Changes in Stockholders' Equity for the
                  three months ended March 31, 2007......................................3

              Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2007 and 2006................................................4

              Notes to Consolidated Financial Statements.................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk................20

Item 4.       Controls and Procedures...................................................21


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................22

Item 1A.      Risk Factors..............................................................22

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...............22

Item 3.       Defaults Upon Senior Securities...........................................23

Item 4.       Submission of Matters to a Vote of Security Holders.......................23

Item 5.       Other Information.........................................................23

Item 6.       Exhibits..................................................................23

Signatures..............................................................................24

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)

                                                                               March 31,       December 31,
                                                                                 2007             2006
                                                                             -----------       -----------
Assets:
Cash and amounts due from banks                                              $     5,676       $     5,673
Interest-bearing deposits with banks                                               5,348             4,458
                                                                             -----------       -----------
Cash and cash equivalents                                                         11,024            10,131
Investment securities available-for-sale, at fair value                           63,615            68,417
Investment securities held-to-maturity (fair
   value of $73,310 and $76,263, respectively)                                    74,737            77,917
Federal Home Loan Bank of New York stock, at cost                                  9,629            11,981
Loans receivable, net                                                            754,467           765,001
Accrued interest receivable                                                        3,882             3,848
Property and equipment, net                                                       20,602            20,106
Cash surrender value of bank-owned life insurance                                 22,043            21,816
Other assets                                                                       6,541             7,109
                                                                             -----------       -----------
     Total assets                                                            $   966,540       $   986,326
                                                                             ===========       ===========

Liabilities:
Deposits                                                                     $   677,687       $   645,816
Other borrowed funds                                                             183,400           235,675
Advance payments by borrowers for taxes and insurance                              2,694             2,701
Accrued interest payable on advances                                                 608               651
Other liabilities                                                                  2,542             2,983
                                                                             -----------       -----------
     Total liabilities                                                           866,931           887,826
                                                                             -----------       -----------

Stockholders' equity:
Preferred stock; $0.10 par value, 5,000,000 shares
   authorized; issued and outstanding - none                                           -                 -
Common stock; $0.10 par value, 20,000,000 shares authorized;
   Issued - 12,509,636 in 2007 and 2006
   Outstanding  - 11,382,143 in 2007 and 2006                                      1,251             1,251
Additional paid-in-capital                                                        85,938            85,381
Retained earnings                                                                 34,784            34,582
Unearned ESOP shares                                                              (4,430)           (4,600)
Treasury stock acquired for the RSP, at cost;
  266,223 in 2007 and 271,613 in 2006                                             (3,024)           (3,086)
Treasury stock, at cost; 1,127,493 in 2007 and 2006                              (14,125)          (14,125)
Accumulated other comprehensive loss, net of taxes                                  (785)             (903)
                                                                             -----------       -----------
     Total stockholders' equity                                                   99,609            98,500
                                                                             -----------       -----------
     Total liabilities and stockholders' equity                              $   966,540       $   986,326
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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (unaudited)


                                                                   For the Three Months
                                                                      Ended March 31,
                                                                  ----------------------
                                                                     2007       2006
                                                                  ---------     --------
Interest income:
   Loans, including fees                                          $  12,455     $ 11,340
   Investment securities                                              1,452        1,763
   Other                                                                223          173
                                                                  ---------     --------
     Total interest income                                           14,130       13,276
                                                                  ---------     --------
Interest expense:
   Deposits                                                           6,215        4,357
   Borrowed funds                                                     2,474        2,542
                                                                  ---------     --------
     Total interest expense                                           8,689        6,899
                                                                  ---------     --------
     Net interest income before provision for loan losses             5,441        6,377
Provision for loan losses                                                56          416
                                                                  ---------     --------
     Net interest income after provision for loan losses              5,385        5,961
                                                                  ---------     --------
Other income:
   Service charges and other fees on deposit accounts                   507          494
   Commissions                                                          226          230
   Other                                                                286          152
                                                                  ---------     --------
     Total other income                                               1,019          876
                                                                  ---------     --------
Other expenses:
   Salaries and employee benefits                                     3,176        3,077
   Premises and equipment                                               630          662
   Occupancy                                                            616          562
   Professional services                                                204          197
   Advertising                                                           45          114
   Other operating                                                      412          554
                                                                  ---------     --------
     Total other expenses                                             5,083        5,166
                                                                  ---------     --------
     Income before income tax expense                                 1,321        1,671
Income tax expense                                                      480          622
                                                                  ---------     --------
     Net income                                                   $     841     $  1,049
                                                                  =========     ========

Per share of common stock:
   Basic earnings per share                                       $    0.08     $   0.10
                                                                  =========     ========
   Diluted earnings per share                                     $    0.08     $   0.10
                                                                  =========     ========

Basic weighted average shares outstanding                            10,481       10,358
                                                                  =========     ========
Diluted weighted average shares outstanding                          10,910       10,671
                                                                  =========     ========

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                    For the Three Months Ended March 31, 2007
                      (In thousands, except share amounts)
                                   (unaudited)

                                                                                         Treasury
                                         Common stock                                      stock              Accumulated
                                      ------------------  Additional           Unearned  acquired            comprehensive
                                        Shares     Par     paid-in-  Retained    ESOP    for the   Treasury  income (loss),
                                        issued    value    capital   earnings   shares     RSP       Stock        net       TOTAL
                                      ---------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2007            12,509,636  $1,251   $85,381    $34,582  $(4,600)  $(3,086)  $(14,125)     $(903)     $98,500

 Net income                                    -       -         -        841        -         -          -          -          841

 Other comprehensive income,
    net of reclassification
    adjustment and taxes                       -       -         -          -        -         -          -        118          118
                                                                                                                            -------

Total comprehensive income                                                                                                      959

 Dividends declared ($0.06 per share)          -       -         -       (639)       -         -          -          -         (639)

 Common stock held by ESOP committed
    to be released (24,906 shares)             -       -       232          -      170         -          -          -          402

 Other stock compensation plan
    activity, including tax benefits           -       -         6          -        -         -         -           -           6

 Compensation recognized under
    stock plans                                -       -       381          -        -         -          -          -          381

 Common stock issued by RSP (5,390)            -       -       (62)         -        -        62          -          -            -

                                      ----------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2007             12,509,636  $1,251   $85,938    $34,784  $(4,430)  $(3,024)  $(14,125)     $(785)     $99,609
                                      ==============================================================================================


        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                For the Three Months
                                                                    Ended March 31,
                                                                ---------------------
                                                                  2007        2006
                                                                --------    ---------
Operating activities:
   Net income                                                      $    841    $  1,049
   Adjustments to reconcile net income to net cash
     provided by operating activities
   Depreciation and amortization                                        328         380
     Provision for loan losses                                           56         416
     Deferred income tax expense (benefit)                              324         (68)
     Amortization of deferred loan fees and costs                       (36)        (39)
     Amortization of premiums on investment securities                  104         131
   Release of ESOP shares                                               402         327
     Compensation recognized under stock plans                          381         359
     Increase in accrued interest receivable                            (34)        (45)
     Decrease in other assets                                           250         631
   Decrease in other liabilities                                       (397)     (1,485)
   Increase in cash surrender value of bank-owned life insurance       (227)       (130)
     Decrease in accrued interest payable on advances                   (43)         (5)
                                                                   --------    --------
     Net cash provided by operating activities                        1,949       1,521
                                                                   --------    --------

Investing activities:
   Maturity and principal repayments of investment
     securities held-to-maturity                                      3,154       4,551
   Maturity and principal repayments of investment
     securities available-for-sale                                    4,842       5,237
   Purchase of property and equipment                                  (824)       (359)
   Redemption of FHLB stock                                           2,352       2,569
   Purchase of bank owned life insurance                                  -      (1,820)
   Decrease (increase) in loans                                      10,514     (21,081)
   Proceeds from sale of loans                                            -       7,117
                                                                   --------    --------
     Net cash provided by (used in) investing activities             20,038      (3,786)
                                                                   --------    --------
Financing activities:
   Net increase in deposits                                          31,871      64,699
   Decrease in short-term FHLB advances                             (45,275)    (57,100)
   Proceeds from long-term FHLB advances                             15,000       7,000
   Repayments of long-term FHLB advances                            (22,000)     (7,000)
   (Decrease) increase in advance payments by borrowers
     for taxes and insurance                                             (7)        455
   Dividends paid                                                      (683)       (567)
   Purchase of treasury stock                                             -      (2,457)
                                                                   --------    --------
     Net cash (used in) provided by financing activities            (21,094)      5,030
                                                                   --------    --------
       Net increase in cash and cash equivalents                        893       2,765
Cash and cash equivalents at beginning of year                       10,131       6,583
                                                                   --------    --------
Cash and cash equivalents at end of period                         $ 11,024    $  9,348
                                                                   ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                    $      -    $      -
                                                                   ========    ========
   Interest paid on deposits and borrowed funds                    $  8,647    $  6,838
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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


ESOP and RSP shares that have been purchased but not committed to be released have not been considered in computing basic and diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

                                                                 For the Three Months Ended March 31, 2007
                                                              ------------------------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                             -----------          -------------         ------------

    Basic earnings per share:
       Income available to common stockholders                $     841                 10,481            $    0.08
       Effect of dilutive common stock equivalents                    0                    429                 0.00
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $     841                 10,910            $    0.08
                                                              =========                 ======            =========

                                                                  For the Three Months Ended March 31, 2006
                                                              ------------------------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                             -----------          -------------         ------------

    Basic earnings per share:
       Income available to common stockholders                $   1,049                 10,358            $    0.10
       Effect of dilutive common stock equivalents                    0                    313                 0.00
                                                              ---------                 ------            ---------
    Diluted earnings per share:
       Income available to common stockholders                $   1,049                 10,671            $    0.10
                                                              =========                 ======            =========



3.   STOCK-BASED COMPENSATION

Stock Option and Restricted Stock Plans
---------------------------------------
At the Annual Meeting held on April 22, 2003, stockholders of the Company approved the Company's 2003 Stock Option Plan making available 165,746 shares of common stock for granting under the plan. Prior to April 22, 2003, the Company did not have a stock option plan. Under the 2003 Stock Option Plan, each stock option granted entitles the holder to purchase one share of the Company's common stock at an exercise price of not less than the fair market value of a share of common stock at the date of grant. Options granted vest over a five-year period from the date of grant and will expire no later than 10 years following the grant date. During the year ended December 31, 2003, the Company granted 165,746 options to purchase common shares of the Company. As a result of the January 20, 2004 second-step mutual-to-stock conversion, the shares associated with the 2003 Stock Option Plan converted at the exchange ratio of 3.7231 to 617,086 shares.

At the Annual Meeting held on August 25, 2004 and reconvened on August 31, 2004, stockholders of the Company approved the Company's 2004 Stock Option Plan making available 703,591 shares of common stock

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


for granting under the plan. During the year ended December 31, 2004, the Company granted 694,569 options to purchase common shares of the Company. Under the 2004 Stock Option Plan, each stock option granted entitles the holder to purchase one share of the Company's common stock at an exercise price of not less than the fair market value of a share of common stock at the date of grant. Options granted vest over a five-year period from the date of grant and will expire no later than 10 years following the grant date.

Effective January 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment." Under the accounting requirements, the Company is now required to recognize compensation expenses related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. For the three months ended March 31, 2007 and 2006, the Company recognized approximately $170,000 and $159,000, respectively, of compensation expense relating to its stock option plans and approximately $41,000 of income tax benefit resulting from this expense for each of these periods.

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

The Company continues to recognize compensation expense for shares of common stock awarded under the restricted stock plans over the vesting period at the fair market value of the shares on the dates they are awarded. For the three months ended March 31, 2007 and 2006, the Company recognized approximately $211,000 and $200,000, respectively, of compensation expense relating to the restricted stock plans, and approximately $85,000 and $80,000, respectively, of income tax benefit resulting from this expense for these periods.

As of March 31, 2007, there were approximately $1.5 million and $1.9 million of total unrecognized compensation expense relating to unvested stock options and unvested restricted stock plan shares, respectively. These costs are expected to be recognized over a weighted average period of 2.1 years for both the stock option plans and restricted stock plans.

The following is a summary of the Company's stock option plans for the three months ended March 31, 2007:

                                                                  Weighted        Aggregate
                                                                  Average         Intrinsic
                                               Shares           Exercise Price      Value
                                               ------           --------------      -----
Outstanding at beginning of period            1,257,646           $ 8.68
Granted..........................                     -                -
Exercised........................                     -                -
Forfeited........................                     -                -
Expired..........................                     -                -
                                              ---------
Outstanding at end of period                  1,257,646           $ 8.68          $8,728,063
                                              ---------
Exercisable at end of period.....               557,532           $ 8.00          $4,248,394
                                              =========

Weighted average remaining
    contractual life..............            7.0 years

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


The following is a summary of the Company's restricted stock plans for the three months ended March 31, 2007:

                                                                  Weighted
                                                               Average Grant
                                               Shares         Date Fair Value
                                               ------         ---------------
Outstanding at beginning of period            270,336            $  9.44
Granted..........................                   -                  -
Vested...........................              (5,390)             13.50
Forfeited........................                   -                  -
Expired..........................                   -                  -
                                              -------            -------
Outstanding at end of period                  264,946            $  9.36
                                              =======            =======


Employee Stock Ownership Plan
-----------------------------
The Company has established an ESOP covering eligible employees with one year of service, as defined by the ESOP. Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year. The Company recognizes compensation expense ratably over the year for the ESOP shares to be allocated based upon the Company's current estimate of the number of shares expected to be allocated by the ESOP during each calendar year. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.


4.   RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Instruments: an amendment of FASB Statements No. 133 and 140." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instruments on a fair value basis. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this Statement did not have a material effect on the Company's results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this Statement did not have a material effect on the Company's results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," to clarify certain aspects of accounting for uncertain tax

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006.The Company has assessed the impact of FIN 48 and has determined that there are no significant positions taken in the preparation of its tax return that create any uncertainties and therefore, the adoption of FIN 48 did not have a material impact on its results of operations or financial condition.

In September 2006, the FASB Emerging Issues Task Force ("EITF") finalized Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit
Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

In September 2006, the FASB EITF finalized Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)." This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this Statement did not have a material effect on the Company's results of operations or financial condition.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Statement 159 provides companies with an option to report selected financial assets and liabilities at fair value. Statement 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Statement 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company is still evaluating the impact the adoption of Statement No. 159 will have on its future consolidated financial statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


5.   INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows (in thousands):

                                                                               March 31, 2007
                                                            -------------------------------------------------------
                                                                            Gross          Gross
                                                            Amortized     unrealized     unrealized        Fair
                                                              cost          gains          losses          value
                                                              ----          -----          ------          -----
   Available-for-sale
   ------------------
     U.S. government obligations                          $     1,999      $       -      $     (62)    $     1,937
     Mortgage-backed securities:
       FHLMC                                                   42,566             35           (790)         41,811
       FNMA                                                    18,266             14           (358)         17,922
     Equity securities                                          2,000              -            (55)          1,945
                                                          -----------      ---------      ---------     -----------
         Total                                            $    64,831      $      49      $  (1,265)    $    63,615
                                                          ===========      =========      =========     ===========

                                                                               March 31, 2007
                                                            -------------------------------------------------------
                                                                            Gross          Gross
                                                            Amortized     unrealized     unrealized        Fair
                                                              cost          gains          losses          value
                                                              ----          -----          ------          -----
   Held-to-maturity
   ----------------
     Mortgage-backed securities:
       FHLMC                                              $    31,120      $       5       $   (715)    $    30,410
       FNMA                                                    41,361              1           (687)         40,675
       GNMA                                                     2,246              5            (36)          2,215
     Other debt securities                                         10              -              -              10
                                                          -----------      ---------      ---------     -----------
         Total                                            $    74,737      $      11      $  (1,438)    $    73,310
                                                          ===========      =========      =========     ===========

                                                                               December 31, 2006
                                                          ---------------------------------------------------------
                                                                             Gross         Gross
                                                            Amortized      unrealized    unrealized        Fair
                                                              cost           gains         losses          value
                                                              ----           -----         ------          -----
   Available-for-sale
   ------------------
     U.S. government obligations                          $     2,000      $       -       $    (72)    $     1,928
     Mortgage-backed securities:
       FHLMC                                                   45,723             34           (908)         44,849
       FNMA                                                    20,092             17           (410)         19,699
     Equity securities                                          2,000              -            (59)          1,941
                                                          -----------      ---------       --------     -----------
         Total                                            $    69,815      $      51       $ (1,449)    $    68,417
                                                          ===========      =========       ========     ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                                               December 31, 2006
                                                          ---------------------------------------------------------
                                                                             Gross         Gross
                                                            Amortized      unrealized    unrealized        Fair
                                                              cost           gains         losses          value
                                                              ----           -----         ------          -----
   Held-to-maturity
   ----------------
     Mortgage-backed securities:
       FHLMC                                              $    32,397      $       1       $   (804)    $    31,594
       FNMA                                                    43,150              1           (816)         42,335
       GNMA                                                     2,360              4            (40)          2,324
     Other debt securities                                         10              -              -              10
                                                          -----------      ---------       --------     -----------
         Total                                            $    77,917      $       6       $ (1,660)    $    76,263
                                                          ===========      =========       ========     ===========

6.   LOANS RECEIVABLE

Major groupings of loans are as follows (in thousands):

                                                                            March 31,               December 31,
                                                                              2007                      2006
                                                                         -----------               -----------
   Mortgages:
     Residential, 1-4 family                                             $   230,236               $   237,857
     Multi-family / non-residential                                          335,244                   326,225
   Construction                                                                8,005                     6,487
   Automobile                                                                126,201                   142,033
   Commercial                                                                 57,361                    54,854
   Other consumer                                                              3,332                     3,467
                                                                         -----------               -----------
   Loans receivable                                                          760,379                   770,923
   Deferred loan fees and costs                                                   23                        68
   Allowance for loan losses                                                  (5,935)                   (5,990)
                                                                         -----------               -----------
   Loans receivable, net                                                 $   754,467               $   765,001
                                                                         ===========               ===========

A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                                                              For the Three Months Ended
                                                                         -------------------------------------
                                                                           March 31,                 March 31,
                                                                             2007                      2006
                                                                         -----------               -----------

   Balance, beginning of period                                          $     5,990               $     5,763
   Provision for loan losses                                                      56                       416
   Recoveries                                                                    107                       103
   Loans charged-off                                                            (218)                     (383)
                                                                         -----------               -----------
   Balance, end of period                                                $     5,935               $     5,899
                                                                         ===========               ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


7.   DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                            March 31,               December 31,
                                                                              2007                      2006
                                                                          ----------                ----------
     Non-interest-bearing checking accounts                               $   73,521                $   59,587
     Interest-bearing checking accounts                                        2,828                     1,080
     Savings and club accounts                                                51,721                    46,306
     Money market accounts                                                   143,134                   123,433
     Certificate of deposit accounts                                         406,483                   415,410
                                                                          ----------                ----------
                                                                          $  677,687                $  645,816
                                                                          ==========                ==========

8.   OTHER BORROWED FUNDS

1.   Short-Term Borrowings
     ---------------------

Short-term borrowings, which consist primarily of Federal Home Loan Bank ("FHLB") advances, generally have maturities of less than one year. The details of these borrowings are presented below (in thousands, except percentages):

                                                                                       At or For The
                                                                         -------------------------------------
                                                                          Three Months           Twelve Months
                                                                             Ended                  Ended
                                                                           March 31,             December 31,
                                                                             2007                   2006
                                                                         ------------            ------------

Average balance outstanding                                               $ 60,358                $ 72,669
Maximum amount outstanding at any month end during the period               77,700                  93,950
Balance outstanding at period end                                           31,600                  76,875
Weighted average interest rate during the period                              5.40%                   5.23%
Weighted average interest rate at period end                                  5.50%                   5.38%

2.   Long-Term Borrowings
     --------------------

At March 31, 2007, long-term borrowings, which consist of FHLB advances, totaled $151.8 million. Advances consist of fixed-rate advances that will mature within one to eight years. The advances are collateralized by FHLB stock and certain first mortgage loans, first-lien home equity loans and mortgage-backed securities. These advances had a weighted average interest rate of 4.30%.

As of March 31, 2007, long-term FHLB advances mature as follows (in thousands):

   2007                                                  $  40,000
   2008                                                     61,100
   2009                                                      8,000
   2010                                                      5,000
   2011                                                     10,000
   Thereafter                                               27,700
                                                         ---------
                                                         $ 151,800
                                                         =========

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

       Assets. Total assets were $966.5 million on March 31, 2007, a decrease of 2.0%, or $19.8 million, from $986.3 million on December 31, 2006. This decrease was primarily attributable to a decrease of $10.5 million in net loans and an $8.0 million decline in investment securities.

       Between December 31, 2006 and March 31, 2007, investment securities decreased $8.0 million, or 5.5%, from $146.3 million to $138.4 million. This decrease was due to maturities and principal repayments during the first three months of 2007. FHLB stock holdings decreased 19.6%, or $2.4 million, to $9.6 million at March 31, 2007, from $12.0 million at December 31, 2006 due to the decreased level of borrowings from the FHLB.

       Net loans decreased 1.4%, or $10.5 million, to $754.5 million at March 31, 2007, from $765.0 million at December 31, 2006. During the first quarter of 2007, there were $34.5 million in loan originations and purchases, which were more than offset by principal repayments of $45.1 million. Automobile loans declined $15.8 million from December 31, 2006 to $126.2 million at March 31, 2007, while multi-family/non-residential loans and commercial loans increased $9.0 million and $2.5 million, respectively. At March 31, 2007, multi-family/non-residential loans totaled $335.2 million while commercial loans totaled $57.4 million. Over the past year, the Company has reduced the origination of automobile loans and deployed its cash into higher-yielding, commercial-based products.

       At March 31, 2007, total loans of $760.4 million were comprised of 44.1% in multi-family/non-residential mortgage loans, 17.0% in consumer loans, comprised mostly of direct automobile loans for both new and used vehicles, 16.2% in one-to-four family real estate loans, 14.1% in home equity loans, 7.5% in commercial loans and 1.1% in construction loans.

       The allowance for loan losses was $5.9 million at March 31, 2007, compared to $6.0 million at December 31, 2006. This reflects a provision for loan losses of $56,000 for the three-month period ended March 31, 2007, offset by net charge-offs of $111,000. The ratio of the allowance for loan losses to total loans was 0.78% on both March 31, 2007 and December 31, 2006. Non-performing assets represented 0.04% of total assets on both March 31, 2007 and December 31, 2006.

       Liabilities. Total liabilities decreased $20.9 million, or 2.4%, to $866.9 million at March 31, 2007, from $887.8 million at December 31, 2006. The decrease resulted primarily from a decline in FHLB advances of $52.3 million, or 22.2%, which was partially offset by an increase in deposits of $31.9 million, or 4.9%. The $52.3 million decrease in FHLB advances between December 31, 2006 and March 31, 2007 was primarily due to the growth in deposits coupled with the decline in both loans and investment securities.

       Deposits reached $677.7 million at March 31, 2007, an increase of $31.9 million, or 4.9%, from the $645.8 million reported at December 31, 2006. Core deposits, which consist of checking, savings and money market accounts, increased $40.8 million, or 17.7%, while certificates of deposit decreased by $8.9 million, or 2.1%, from the $415.4 million reported at year-end 2006. At March 31, 2007, brokered certificates of deposit totaled $38.3 million, a decrease of $5.0 million from the $43.3 million at December 31, 2006.

       Equity. Stockholders' equity totaled $99.6 million at March 31, 2007, an increase of $1.1 million, or 1.1%, from $98.5 million at December 31, 2006. The increase was primarily attributable to net income for the quarter and stock benefit plan activity, partially offset by the March 28, 2007 declaration of a quarterly cash dividend of $0.06 per common share, which was payable on April 27, 2007 to stockholders of record on April 13, 2007. Additionally, accumulated other comprehensive loss, net of taxes, declined by $118,000.

Average Balance Sheet. The following table sets forth certain information for the three months ended March 31, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                    For the Three Months Ended March 31,
                                                        ---------------------------------------------------------------
                                                                    2007                             2006
                                                        -------------------------------  ------------------------------
                                                        Average               Average     Average             Average
                                                        Balance   Interest   Yield/Cost   Balance  Interest  Yield/Cost
                                                        -------   --------   ----------   -------  --------  ----------
Interest-earning assets:
  Loans receivable, net(1)                             $760,881    $12,455      6.55%    $742,164    $11,340    6.11%
  Securities(2)                                         146,566      1,452      3.96      180,166      1,763    3.91
  Other interest-earning assets(3)                       11,370        223      7.85       12,839        173    5.39
                                                       --------    -------      ----     --------    -------    ----
    Total interest-earning assets                       918,817     14,130      6.15      935,169     13,276    5.68
Non-interest-earning assets                              55,066                            43,713
                                                       --------                          --------
    Total assets                                       $973,883                          $978,882
                                                       ========                          ========
Interest-bearing liabilities:
 Checking accounts(4)                                   $60,318         $6      0.04%     $60,778        $14    0.09%
 Savings and club accounts                               45,747         61      0.53       60,750         87    0.57
 Money market accounts                                  129,894      1,138      3.50      106,167        555    2.09
 Certificates of deposit                                413,858      5,010      4.84      396,581      3,701    3.73
 Other borrowed funds                                   222,083      2,474      4.46      257,473      2,542    3.95
                                                       --------    -------      ----     --------    -------    ----
    Total interest-bearing liabilities                  871,900      8,689      3.99      881,749      6,899    3.13
Non-interest-bearing liabilities                          3,055                             2,652
                                                       --------                          --------
    Total liabilities                                   874,955                           884,401
Stockholders' equity                                     98,928                            94,481
                                                       --------                          --------
    Total liabilities and stockholders' equity         $973,883                          $978,882
                                                       ========                          ========
Net interest income                                                 $5,441                            $6,377
                                                                    ======                            ======
Net interest rate spread(5)                                                     2.16%                           2.55%
Net interest margin(6)                                                          2.37%                           2.73%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                       105.38%                         106.06%

---------------------
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3)  Includes FHLB stock, at cost.
(4)  Includes both interest-bearing and non-interest-bearing checking accounts.
(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities (including non-interest-bearing checking accounts).
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2007 and
2006

         Net Income. Net income decreased by $208,000, to $841,000, for the three months ended March 31, 2007, compared to $1.049 million for the same period in 2006, a 19.8% decline. Diluted net income per common share was $0.08 for the first quarter of 2007, compared to $0.10 for the same period in 2006. The decrease in net income was primarily attributable to a $936,000 decrease in net interest income, partially offset by an increase in other income of $143,000, a $360,000 decrease in the provision for loan losses, an $83,000 decrease in other expenses and a $142,000 decrease in income tax expense.

         Net Interest Income. Net interest income declined $936,000, or 14.7%, to $5.4 million for the three months ended March 31, 2007, compared to $6.4 million for the same period in 2006. Total interest income increased by $854,000, to $14.1 million, for the three months ended March 31, 2007, while total interest expense increased by $1.8 million, to $8.7 million, when compared to the same three-month period last year. The year-over-year decline was the result of margin compression stemming from the flat to inverted yield curve, increased funding costs and a slowdown in asset growth. Compared to the fourth quarter of 2006, net interest income increased $3,000. The net interest margin for the first quarter of 2007 increased to 2.37%, from 2.34% for the fourth quarter of 2006, but was down 36 basis points from the 2.73% for the first quarter of 2006.

         The 6.4% increase in total interest income for the first quarter 2007, as compared to the same quarter last year, was primarily due to a 47 basis point increase in the yield earned on average interest-earning assets. This was primarily the result of the rebalancing of our loan portfolio, which has resulted in the replacement of amortizing lower yield automobile loans with higher-yielding multi-family/non-residential and commercial loans, as well as generally higher yields on loans as a result of increases in market interest rates. Additionally, the investment portfolio, which yielded 3.96% in the first quarter of 2007, continued to decline, as the cash flow has been utilized to pay down higher cost borrowings and/or fund loan activity. The increase in the dividend yield on FHLB stock also contributed to the increase in our asset yield.

         The 25.9% increase in total interest expense for the first quarter 2007, as compared to the same quarter last year, was primarily due to an 86 basis point increase in the average cost of funds when compared to the same quarter of the prior year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates, as well as an increase in higher cost certificates of deposits.

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

         The provision for loan losses declined by $360,000, to $56,000, for the three months ended March 31, 2007, from $416,000 for the same quarter in 2006. The decrease in the provision was primarily due to lower loan production and lower net charge-offs during the first quarter of 2007 as compared to the same period last year. Total charge-offs amounted to $218,000 and recoveries amounted to $107,000, resulting in a net charge-off amount of $111,000 for the three months ended March 31, 2007. This represents a $169,000 decrease in net charge-offs when compared to the same quarter in 2006.

         Other Income. Other income increased $143,000, or 16.3%, to $1.0 million for the three months ended March 31, 2007, compared to $876,000 for the same quarter in 2006. The change was primarily due to an increase in income from bank-owned life insurance.

         Other Expenses. Other expenses decreased $83,000, or 1.6%, to $5.1 million for the three months ended March 31, 2007. This was primarily attributable to a decline in advertising expenses, lower premises and equipment expense and other operating expenses, as the Company remains focused on controlling costs.

         Income Tax Expense. Income tax expense decreased by $142,000, or 22.8%, during the three months ended March 31, 2007 when compared to the same quarter in 2006, reflecting lower taxable income for the 2007 period.

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

       The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, the Bank invests any excess funds in overnight federal funds investments, which provide liquidity. Its cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $11.0 million at March 31, 2007. To a lesser extent, the earnings and funds provided from operating activities are a source of liquidity.

       Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. If the Bank requires funds beyond its ability to generate them internally, it has the ability to obtain advances from the FHLB, which provides an additional source of funds. At March 31, 2007, the Bank's borrowing limit with the FHLB was $290.5 million, subject to collateral requirements. At March 31, 2007, the Bank had $183.4 million of FHLB advances outstanding, including $108.5 million in repurchase agreement advances with the FHLB.

       Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is it aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of March 31, 2007 was $25.0 million, excluding commitments on unused lines of credit, which totaled $29.6 million.

       Management intends to expand the Bank's branch network either through opening or acquiring branch offices. Three new offices and the relocation of one branch are planned for 2007 and 2008.

The following table discloses the Bank's contractual obligations as of March 31, 2007 (in thousands):

                                                Total        Less Than        1-3 Years        4-5 Years       After
                                                               1 Year                                         5 Years
                                               -------       ---------        ---------        ---------      -------
Certificates of deposit                      $406,483          $374,609         $30,519          $   825      $   530
FHLB advances (1)                             183,400            75,600          65,100           30,000       12,700
Rental under operating leases                  11,683               922           1,732            1,525        7,504
                                             --------          --------         -------          -------      -------
Total                                        $601,566          $451,131         $97,351          $32,350      $20,734
                                             ========          ========         =======          =======      =======

-----------------
(1) At March 31, 2007, other borrowed funds consisted of FHLB advances. At March 31, 2007, our borrowing limit with FHLB was $290.5 million, subject to collateral requirements.

         The following table discloses the Bank's commitments as of March 31, 2007 (in thousands):

                                                Total        Less Than        1-3 Years        4-5 Years       After
                                                               1 Year                                         5 Years
                                               -------       ---------        ---------        ---------      -------
Lines of credit (1)                            $29,626       $ 2,386             $643             $216        $26,381
Other commitments to extend credit              25,009        25,009                -               -               -
                                               -------       -------             ----             ----        -------
Total                                          $54,635       $27,395             $643             $216        $26,381
                                               =======       =======             ====             ====        =======

---------------
(1)  Represents amounts committed to customers.


Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On March 31, 2007, the Bank was in compliance with all of its regulatory capital requirements. The following table sets forth the Bank's capital position and relativity to regulatory requirements as of March 31, 2007:

                                                                                 OTS Requirements
                                                                       -----------------------------------------
                                                                            Minimum            Classification for
                                                 Bank actual           capital adequacy         well-capitalized
                                                 -----------           ----------------         ----------------
                                              Amount       Ratio       Amount      Ratio       Amount       Ratio
                                              ------       -----       ------      -----       ------       -----
Total risk-based capital
   (to risk-weighted assets)                 $95,852      12.72%      $60,289      8.00%      $75,361      10.00%
Tier 1 capital (to risk-weighted assets)      89,917      11.93%          N/A       N/A        45,217       6.00%
Tier 1 capital (to adjusted total assets)     89,917       9.34%       38,510      4.00%       48,137       5.00%
Tangible capital (to adjusted total assets)   89,917       9.34%       14,441      1.50%          N/A         N/A

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

         Management believes that there has not been any material adverse change in market risk during the three-month period ended March 31, 2007.

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

         The Board of Directors has established a Budget and Asset/Liability Management Committee. The Committee meets quarterly with management to review current investments: average lives, durations and re-pricing frequencies of loans and securities; loan and deposit pricing, production volumes and alternative funding sources; interest rate risk analysis; liquidity and borrowing needs; and a variety of other asset and liability management topics. The management session of the Committee is held monthly with President Fiore presiding and senior management in attendance. The results of the quarterly and monthly meetings of the Committee are reported to the full Board at its regular meetings. In addition, the Committee generally meets during the fourth quarter each year with the goal of developing an annual business and operating plan for presentation to the full Board.

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

Item 4. Controls and Procedures

         Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective.

         Changes in internal controls. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. There were no lawsuits pending or known to be contemplated at March 31, 2007 that would be expected to have a material effect on the Company's operations or income.

Item 1A. Risk Factors.
         ------------

         There has been no material change in the risk factors previously disclosed in the Company's 2006 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company's common stock during the first quarter of 2007 and the stock repurchase plans approved by the Company's Board of Directors.

----------------------------- --------------- ---------------- ------------------------- ----------------------------
                                                                Total Number of Shares    Maximum Number of Shares
                               Total Number                      Purchased as Part of     that May Yet Be Purchased
                                of Shares      Average Price      Publicly Announced         Under the Plans or
           Period               Purchased     Paid per Share    Plans or Programs (1)           Programs (1)
----------------------------- --------------- ---------------- ------------------------- ----------------------------
January 1-31, 2007                  -                -                     -                        470,401
----------------------------- --------------- ---------------- ------------------------- ----------------------------
February 1-28, 2007                 -                -                     -                        470,401
----------------------------- --------------- ---------------- ------------------------- ----------------------------
March 1-31, 2007                    -                -                     -                        470,401
----------------------------- --------------- ---------------- ------------------------- ----------------------------
Total                               -                -                     -
----------------------------- --------------- ---------------- ------------------------- ----------------------------

------------------
(1) On February 23, 2006, the Company announced that it intends to purchase up to five percent of its common stock outstanding (approximately 572,294 shares) in open market transactions. This repurchase program incorporates the 174,628 shares that remained available for repurchase under the Company's August 2005 repurchase program. Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date and has 470,401 shares yet to be purchased as of March 31, 2007.

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

                                      SYNERGY FINANCIAL GROUP, INC.



Date: May 10, 2007                    By:  /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/John S. Fiore                                      /s/A. Richard Abrahamian
------------------------------------------------      -------------------------------------------------
John S. Fiore                                         A. Richard Abrahamian
President and Chief Executive Officer                 Senior Vice President and Chief Financial Officer
(Principal Executive Officer)                         (Principal Financial and Accounting Officer)

Date: May 10, 2007                                    Date: May 10, 2007
