Form 10-Q
period 2007-06-30
SYNERGY FINANCIAL GROUP INC /NJ/
filed 2007-08-09
CIK 1263766

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended: June 30, 2007
                                     -------------

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
Large accelerated  filer ____ Accelerated  filer X  Non-accelerated  filer ____

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes        No  X
                                       ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of July 31, 2007:

$0.10 Par Value Common Stock                                11,382,143
----------------------------                        --------------------------
         Class                                          Shares Outstanding

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                              Page
------   ---------------------                                              ----

Item 1.  Financial Statements  (unaudited)

         Consolidated Balance Sheets as of June 30, 2007 and
             December 31, 2006.................................................1

         Consolidated Statements of Income for the three and six months ended
             June 30, 2007 and 2006............................................2

         Consolidated Statement of Changes in Stockholders' Equity for the
             six months ended June 30, 2007....................................3

         Consolidated Statements of Cash Flows for the six months ended
             June 30, 2007 and 2006............................................4

         Notes to Consolidated Financial Statements............................5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........23

Item 4.  Controls and Procedures..............................................24


PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings....................................................25

Item 1A. Risk Factors.........................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........25

Item 3.  Defaults Upon Senior Securities......................................26

Item 4.  Submission of Matters to a Vote of Security Holders..................26

Item 5.  Other Information....................................................26

Item 6.  Exhibits.............................................................26

Signatures....................................................................27

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)

                                                                                June 30,       December 31,
                                                                                  2007             2006
                                                                                  ----             ----
Assets:
Cash and amounts due from banks                                              $     4,487       $     5,673
Interest-bearing deposits with banks                                               2,698             4,458
                                                                             -----------       -----------
Cash and cash equivalents                                                          7,185            10,131
Investment securities available-for-sale, at fair value                           58,534            68,417
Investment securities held-to-maturity (fair
   value of $68,188 and $76,263, respectively)                                    70,290            77,917
Federal Home Loan Bank of New York stock, at cost                                 11,643            11,981
Loans receivable, net                                                            730,533           765,001
Accrued interest receivable                                                        3,798             3,848
Property and equipment, net                                                       20,681            20,106
Cash surrender value of bank-owned life insurance                                 22,274            21,816
Other assets                                                                       7,536             7,109
                                                                             -----------       -----------
     Total assets                                                            $   932,474       $   986,326
                                                                             ===========       ===========

Liabilities:
Deposits                                                                     $   598,563       $   645,816
Other borrowed funds                                                             227,500           235,675
Advance payments by borrowers for taxes and insurance                              2,945             2,701
Accrued interest payable on advances                                                 511               651
Other liabilities                                                                  3,104             2,983
                                                                             -----------       -----------
     Total liabilities                                                           832,623           887,826
                                                                             -----------       -----------

Stockholders' equity:
Preferred stock; $0.10 par value, 5,000,000 shares
   authorized; issued and outstanding - none                                           -                 -
Common stock; $0.10 par value, 20,000,000 shares authorized;
   Issued - 12,509,636 in 2007 and 2006
   Outstanding  - 11,382,143 in 2007 and 2006                                      1,251             1,251
Additional paid-in-capital                                                        86,114            85,381
Retained earnings                                                                 34,350            34,582
Unearned ESOP shares                                                              (4,363)           (4,600)
Treasury stock acquired for the RSP, at cost;
   229,450 in 2007 and 271,613 in 2006                                            (2,607)           (3,086)
Treasury stock, at cost; 1,127,493 in 2007 and 2006                              (14,125)          (14,125)
Accumulated other comprehensive loss, net of taxes                                  (769)             (903)
                                                                             -----------       -----------
     Total stockholders' equity                                                   99,851            98,500
                                                                             -----------       -----------
     Total liabilities and stockholders' equity                              $   932,474       $   986,326
                                                                             ===========       ===========

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (unaudited)

                                                                   For the Three Months            For the Six Months
                                                                       ended June 30,                ended June 30,
                                                                       --------------                --------------
                                                                     2007          2006              2007         2006
                                                                     ----          ----              ----         ----
Interest income:
   Loans, including fees                                          $  12,185     $ 11,917         $  24,640    $  23,257
   Investment securities                                              1,371        1,658             2,823        3,421
   Other                                                                214          172               437          345
                                                                  ---------     --------         ---------    ---------
     Total interest income                                           13,770       13,747            27,900       27,023
                                                                  ---------     --------         ---------    ---------
Interest expense:
   Deposits                                                           5,793        5,057            12,008        9,414
   Borrowed funds                                                     2,476        2,429             4,950        4,971
                                                                  ---------     --------         ---------    ---------
     Total interest expense                                           8,269        7,486            16,958       14,385
                                                                  ---------     --------         ---------    ---------
     Net interest income before provision for loan losses             5,501        6,261            10,942       12,638
Provision for loan losses                                                24          252                80          668
                                                                  ---------     --------         ---------    ---------
     Net interest income after provision for loan losses              5,477        6,009            10,862       11,970
                                                                  ---------     --------         ---------    ---------
Other income:
   Service charges and other fees on deposit accounts                   526          519             1,033        1,013
   Commissions                                                          184          184               410          414
   Other                                                                280          181               566          333
                                                                  ---------     --------         ---------    ---------
     Total other income                                                 990          884             2,009        1,760
                                                                  ---------     --------         ---------    ---------
Other expenses:
   Salaries and employee benefits                                     2,987        3,047             6,163        6,124
   Premises and equipment                                               605          671             1,235        1,333
   Occupancy                                                            615          564             1,231        1,126
   Professional services                                                178          262               382          459
   Advertising                                                          149          146               194          260
   Merger-related                                                       835            -               835            -
   Other operating                                                      472          489               884        1,043
                                                                  ---------     --------         ---------    ---------
     Total other expenses                                             5,841        5,179            10,924       10,345
                                                                  ---------     --------         ---------    ---------
     Income before income tax expense                                   626        1,714             1,947        3,385
Income tax expense                                                      346          654               826        1,276
                                                                  ---------     --------         ---------    ---------
     Net income                                                   $     280     $  1,060         $   1,121    $   2,109
                                                                  =========     ========         =========    =========

Per share of common stock:
   Basic earnings per share                                       $    0.03     $   0.10         $    0.11    $    0.20
                                                                  =========     ========         =========    =========
   Diluted earnings per share                                     $    0.03     $   0.10         $    0.10    $    0.20
                                                                  =========     ========         =========    =========

Basic weighted average shares outstanding                            10,538       10,313            10,510       10,335
                                                                     ======       ======            ======       ======
Diluted weighted average shares outstanding                          10,891       10,705            10,900       10,688
                                                                     ======       ======            ======       ======

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 2007
                      (In thousands, except share amounts)
                                   (unaudited)

                                                                                         Treasury
                                      Common stock                                        stock                 Accumulated
                                    ----------------- Additional              Unearned   acquired              comprehensive
                                    Shares       Par    paid-in-  Retained      ESOP     for the    Treasury   income (loss),
                                    issued      value   capital   earnings     shares      RSP       Stock         net        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2007        12,509,636   $1,251   $85,381    $34,582    $(4,600)   $(3,086)   $(14,125)     $(903)    $98,500

    Net income                             -        -         -      1,121          -          -           -          -       1,121

    Other comprehensive income,
       net of reclassification
       adjustment and taxes                -        -         -          -          -          -           -        134         134
                                                                                                                            -------
Total comprehensive income                                                                                                    1,255

    Dividends declared
       ($0.13 per share)                   -        -         -     (1,353)         -          -           -          -      (1,353)

    Common stock held by
       ESOP committed to be
       released (34,382 shares)            -        -       301          -        237          -           -          -         538

    Common stock issued by RSP
       (42,163 shares)                     -        -      (479)         -          -        479           -          -           -

    Other stock compensation plan
       activity, including
       tax benefits                        -        -       149          -          -          -           -          -         149

    Compensation recognized under
       stock plans                         -        -       762          -          -          -           -          -         762
                                  -------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2007          12,509,636   $1,251   $86,114    $34,350    $(4,363)   $(2,607)   $(14,125)     $(769)    $99,851
                                  =================================================================================================

        The accompanying notes are an integral part of these statements.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                   For the Six Months
                                                                     Ended June 30,
                                                                     --------------
                                                                    2007        2006
                                                                  --------    --------
Operating activities:
     Net income                                                   $  1,121    $  2,109
     Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation and amortization                                     660         749
     Provision for loan losses                                          80         668
     Deferred income tax expense (benefit)                             (97)       (314)
     Amortization of deferred loan fees and costs                      (23)        (83)
     Amortization of premiums on investment securities                 200         268
     Release of ESOP shares                                            538         698
     Stock plan activity and compensation                              911         740
     Decrease (increase) in accrued interest receivable                 50        (240)
     (Increase) decrease in other assets                              (329)        220
     Decrease (increase) in other liabilities                          133      (2,159)
     Increase in cash surrender value of bank-owned life insurance    (458)       (466)
     Decrease in accrued interest payable on advances                 (140)       (108)
                                                                  --------    --------
     Net cash provided by operating activities                       2,646       2,082
                                                                  --------    --------

Investing activities:
     Purchase of investment securities available-for-sale                -      (1,000)
     Maturity and principal repayments of investment
       securities held-to-maturity                                   7,582       9,240
     Maturity and principal repayments of investment
       securities available-for-sale                                 9,862      11,517
     Purchase of property and equipment                             (1,235)       (483)
     Redemption of FHLB stock                                          338         965
     Purchase of bank owned life insurance                              -      (1,820)
     Decrease (increase) in loans                                   34,411     (47,177)
     Proceeds from sale of loans                                         -       9,117
                                                                  --------    --------
     Net cash provided by (used in) investing activities            50,958     (19,641)
                                                                  --------    --------
Financing activities:
     Net (decrease) increase in deposits                           (47,253)     51,946
     Increase (decrease) in short-term FHLB advances                 9,325      (6,245)
     Proceeds from long-term FHLB advances                          47,000      17,000
     Repayments of long-term FHLB advances                         (64,500)    (34,650)
     Increase in advance payments by borrowers
       for taxes and insurance                                         244         622
     Dividends paid                                                 (1,366)     (1,136)
     Purchase of treasury stock                                          -      (2,699)
     Common stock issued for options exercised                           -           2
                                                                  --------    --------
     Net cash (used in) provided by financing activities           (56,550)     24,840
                                                                  --------    --------
     Net increase in cash and cash equivalents                      (2,946)      7,281
 Cash and cash equivalents at beginning of year                     10,131       6,583
                                                                  --------    --------
 Cash and cash equivalents at end of period                       $  7,185    $ 13,864
                                                                  ========    ========

 Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                 $  1,553    $  1,563
                                                                  ========    ========
     Interest paid on deposits and borrowed funds                 $ 17,049    $ 14,278
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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2006. The results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation (in thousands, except per share data):

                                                                     For the Three Months Ended June 30, 2007
                                                                     ----------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                           ---------------      -----------------      ---------------
    Basic earnings per share:
       Income available to common stockholders                 $    280                 10,538              $  0.03
       Effect of dilutive common stock equivalents                    0                    353                 0.00
                                                               --------           ------------              -------

    Diluted earnings per share:
       Income available to common stockholders                 $    280                 10,891              $  0.03
                                                               ========           ============              =======

                                                                     For the Three Months Ended June 30, 2006
                                                                     ----------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                           ---------------      -----------------      ---------------

    Basic earnings per share:
       Income available to common stockholders                 $ 1,060                  10,313              $  0.10
       Effect of dilutive common stock equivalents                   0                     392                 0.00
                                                               -------            ------------              -------

    Diluted earnings per share:
       Income available to common stockholders                 $ 1,060                  10,705              $  0.10
                                                               =======            ============              =======

                                                                    For the Six Months Ended June 30, 2007
                                                                    --------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                           ---------------      -----------------      ---------------
    Basic earnings per share:
       Income available to common stockholders                 $ 1,121                  10,510              $  0.11
       Effect of dilutive common stock equivalents                   0                     390                (0.01)
                                                               -------            ------------              -------

    Diluted earnings per share:
       Income available to common stockholders                 $ 1,121                  10,900              $  0.10
                                                               =======            ============              =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


                                                                     For the Six Months Ended June 30, 2006
                                                                     --------------------------------------
                                                                                    Weighted
                                                               Income            average shares              Per
                                                             (numerator)          (denominator)         share amount
                                                           ---------------      -----------------      ---------------
    Basic earnings per share:
       Income available to common stockholders                 $  2,109                 10,335              $  0.20
       Effect of dilutive common stock equivalents                    0                    353                 0.00
                                                               --------           ------------              -------

    Diluted earnings per share:
       Income available to common stockholders                 $  2,109                 10,688              $  0.20
                                                               ========           ============              =======


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

At the Annual Meeting held on August 25, 2004 and reconvened on August 31, 2004, stockholders of the Company approved the Company's 2004 Stock Option Plan making available 703,591 shares of common stock for granting under the plan. During the year ended December 31, 2004, the Company granted 694,569 options to purchase common shares of the Company. Under the 2004 Stock Option Plan, each stock option granted entitles the holder to purchase one share of the Company's common stock at an exercise price of not less than the fair market value of a share of common stock at the date of grant. Options granted vest over a five-year period from the date of grant and will expire no later than 10 years following the grant date.

Effective January 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment." Under the accounting requirements, the Company is now required to recognize compensation expenses related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. For the three months ended June 30, 2007 and 2006, the Company recognized approximately $170,000 and $169,000, respectively, of compensation expense relating to its stock option plans and approximately $41,000 of income tax benefit resulting from this expense for each of these periods. For the six months ended June 30, 2007 and 2006, the Company recognized approximately $340,000 and $328,000, respectively, of compensation expense relating to its stock option plans and approximately $82,000 of income tax benefit resulting from this expense for each of these periods.

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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


The Company continues to recognize compensation expense for shares of common stock awarded under the restricted stock plans over the vesting period at the fair market value of the shares on the dates they are awarded. For the three months ended June 30, 2007 and 2006, the Company recognized approximately $211,000 and $212,000, respectively, of compensation expense relating to the restricted stock plans, and approximately $84,000 of income tax benefit resulting from this expense for each of these periods. For the six months ended June 30, 2007 and 2006, the Company recognized approximately $422,000 and $412,000, respectively, of compensation expense relating to the restricted stock plans, and approximately $168,000 and $164,000, respectively, of income tax benefit resulting from this expense for these periods.

As of June 30, 2007, there was approximately $1.3 million of total unrecognized compensation expense relating to unvested stock options and $1.7 million of total unrecognized compensation expense relating to unvested restricted stock plan shares. These costs are expected to be recognized over a weighted average period of 1.8 years for both the stock option plans and restricted stock plans.

The following is a summary of the Company's stock option plans for the six months ended June 30, 2007:

                                                        Weighted      Aggregate
                                                        Average       Intrinsic
                                          Shares     Exercise Price     Value
                                          ------     --------------     -----
Outstanding at beginning of period      1,257,646        $8.68
Granted..........................               -            -
Exercised........................               -            -
Forfeited........................               -            -
Expired..........................               -            -
                                        ---------
Outstanding at end of period            1,257,646        $8.68        $5,880,649
                                        =========
Exercisable at end of period.....         664,478        $7.62        $3,802,351
                                        =========

Weighted average remaining
    contractual life.............       6.7 years

The following is a summary of the Company's restricted stock plans for the six months ended June 30, 2007:

                                                            Weighted
                                                         Average Grant
                                            Shares      Date Fair Value
                                            ------      ---------------
Outstanding at beginning of period          270,336          $9.44
Granted                                           -              -
Vested                                      (42,163)          6.66
Forfeited                                         -              -
Expired                                           -              -
                                           --------          -----
Outstanding at end of period                228,173          $9.95
                                           ========          =====

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


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

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


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


5. MERGER AGREEMENT

On May 13, 2007, the Company announced the signing of a definitive agreement pursuant to which it will merge with and into New York Community Bancorp, Inc. (NYSE: NYB). The Company's shareholders will receive 0.80 of a share of New York Community Bancorp, Inc. common stock in a tax-free exchange for each share of the Company's common stock held at the closing date. The merger is expected to close during the fourth quarter of 2007, pending approval of the Company's shareholders and that of certain regulatory agencies.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


6. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of the Company's investment securities available-for-sale and held-to-maturity are as follows (in thousands):

                                                                                 June 30, 2007
                                                          ---------------------------------------------------------
                                                                             Gross         Gross
                                                            Amortized      unrealized    unrealized         Fair
                                                               cost          gains         losses           value
                                                          ---------------------------------------------------------
   Available-for-sale
   ------------------
     U.S. government obligations                          $    1,999       $      -      $     (62)      $   1,937
     Mortgage-backed securities:
       FHLMC                                                  39,392             51           (752)         38,691
       FNMA                                                   16,335             12           (360)         15,987
     Equity securities                                         2,000              -            (81)          1,919
                                                          ----------       --------      ---------       ---------

         Total                                            $   59,726       $     63      $  (1,255)      $  58,534
                                                          ==========       ========      =========       =========

                                                                                 June 30, 2007
                                                          ---------------------------------------------------------
                                                                             Gross         Gross
                                                            Amortized      unrealized    unrealized         Fair
                                                               cost          gains         losses           value
                                                          ---------------------------------------------------------
   Held-to-maturity
   ----------------
     Mortgage-backed securities:
       FHLMC                                              $   29,022       $      1      $    (900)      $  28,123
       FNMA                                                   39,115              1         (1,135)         37,981
       GNMA                                                    2,143              3            (72)          2,074
     Other debt securities                                        10              -              -              10
                                                          ----------       --------      ---------       ---------

         Total                                            $   70,290       $      5      $  (2,107)      $  68,188
                                                          ==========       ========      =========       =========

                                                                                December 31, 2006
                                                          ---------------------------------------------------------
                                                                             Gross         Gross
                                                            Amortized      unrealized    unrealized         Fair
                                                               cost          gains         losses           value
                                                          ---------------------------------------------------------
   Available-for-sale
   ------------------
     U.S. government obligations                          $    2,000       $      -      $     (72)      $   1,928
     Mortgage-backed securities:
       FHLMC                                                  45,723             34           (908)         44,849
       FNMA                                                   20,092             17           (410)         19,699
     Equity securities                                         2,000              -            (59)          1,941
                                                          ----------       --------      ---------       ---------

         Total                                            $   69,815       $     51      $  (1,449)      $  68,417
                                                          ==========       ========      =========       =========

                                      -11-

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                                                December 31, 2006
                                                          ---------------------------------------------------------
                                                                             Gross         Gross
                                                            Amortized      unrealized    unrealized         Fair
                                                               cost          gains         losses           value
                                                          ---------------------------------------------------------
   Held-to-maturity
   ----------------
     Mortgage-backed securities:
       FHLMC                                              $  32,397        $      1      $    (804)      $  31,594
       FNMA                                                  43,150               1           (816)         42,335
       GNMA                                                   2,360               4            (40)          2,324
     Other debt securities                                       10               -              -              10
                                                          ---------        --------      ---------       ---------

         Total                                            $  77,917        $      6      $  (1,660)      $  76,263
                                                          =========        ========      =========       =========


7. LOANS RECEIVABLE

Major groupings of loans are as follows (in thousands):

                                                                            June 30,                December 31,
                                                                              2007                      2006
                                                                       -----------------------------------------
   Mortgages:
     Residential, 1-4 family                                             $   221,833               $   237,857
     Multi-family / non-residential                                          332,156                   326,225
     Construction                                                             10,346                     6,487
   Automobile                                                                111,220                   142,033
   Commercial                                                                 57,332                    54,854
   Other consumer                                                              3,331                     3,467
                                                                         -----------               -----------

   Loans receivable                                                          736,218                   770,923
   Deferred loan fees and costs                                                   44                        68
   Allowance for loan losses                                                  (5,729)                   (5,990)
                                                                         -----------               -----------

   Loans receivable, net                                                 $   730,533               $   765,001
                                                                         ===========               ===========


A summary of the activity in the allowance for loan losses is as follows (in thousands):

                                                                                  For the Six Months Ended
                                                                       --------------------------------------------
                                                                             June 30,                  June 30,
                                                                               2007                      2006
                                                                       --------------------------------------------
   Balance, beginning of period                                          $     5,990               $     5,763
   Provision for loan losses                                                      80                       668
   Recoveries                                                                    180                       228
   Loans charged-off                                                            (521)                     (569)
                                                                         -----------               -----------

   Balance, end of period                                                $     5,729               $     6,090
                                                                         ===========               ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


8. DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                            June 30,                December 31,
                                                                              2007                      2006
                                                                       -----------------------------------------
     Non-interest-bearing checking accounts                                $  61,585                 $  59,587
     Interest-bearing checking accounts                                        2,000                     1,080
     Savings and club accounts                                                45,869                    46,306
     Money market accounts                                                   148,721                   123,433
     Certificate of deposit accounts                                         340,388                   415,410
                                                                           ---------                 ---------
                                                                           $ 598,563                 $ 645,816
                                                                           =========                 =========

9. OTHER BORROWED FUNDS

1. Short-Term Borrowings
   ---------------------

Short-term borrowings, which consist primarily of Federal Home Loan Bank ("FHLB") advances, generally have maturities of less than one year. The details of these borrowings are presented below (in thousands, except percentages):

                                                                                       At or For The
                                                                       --------------------------------------------
                                                                           Six Months               Twelve Months
                                                                              Ended                     Ended
                                                                            June 30,                December 31,
                                                                              2007                      2006
                                                                       --------------------------------------------
Average balance outstanding                                                $  65,308                 $  72,669
Maximum amount outstanding at any month end during the period                 86,200                    93,950
Balance outstanding at period end                                             86,200                    76,875
Weighted average interest rate during the period                                5.42%                     5.23%
Weighted average interest rate at period end                                    5.47%                     5.38%

2. Long-Term Borrowings
   --------------------

At June 30, 2007, long-term borrowings, which consist of FHLB advances, totaled $141.3 million. Advances consist of fixed-rate advances that will mature within one to eight years. The advances are collateralized by FHLB stock and certain first mortgage loans, first-lien home equity loans and mortgage-backed securities. These advances had a weighted average interest rate of 4.42%.

As of June 30, 2007, long-term FHLB advances mature as follows (in thousands):

   2007                                                          $  16,500
   2008                                                             37,100
   2009                                                              8,000
   2010                                                              7,500
   2011                                                             10,000
   Thereafter                                                       62,200
                                                                 ---------
                                                                 $ 141,300
                                                                 =========

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

       Assets. Total assets were $932.5 million on June 30, 2007, a decrease of 5.5%, or $53.8 million, from $986.3 million on December 31, 2006. This decrease was primarily attributable to a decrease of $34.5 million in net loans and a $17.5 million decline in investment securities.

       Between December 31, 2006 and June 30, 2007, investment securities decreased $17.5 million, or 12.0%, from $146.3 million to $128.8 million. This decrease was due to maturities and principal repayments during the first six months of 2007. FHLB stock holdings decreased 2.8%, or $338,000, to $11.6 million at June 30, 2007, from $12.0 million at December 31, 2006 due to the decreased level of borrowings from the FHLB.

       Net loans decreased 4.5%, or $34.5 million, to $730.5 million at June 30, 2007, from $765.0 million at December 31, 2006. During the first six months of 2007, there were $49.0 million in loan originations and purchases, which were more than offset by principal repayments of $83.7 million. Automobile loans declined $30.8 million from December 31, 2006 to $111.2 million at June 30, 2007, while multi-family/non-residential loans and commercial loans increased $5.9 million and $2.5 million, respectively. At June 30, 2007, multi-family/non-residential loans totaled $332.2 million while commercial loans totaled $57.3 million. Over the past year, the Company has reduced the origination of automobile loans and deployed its cash into higher-yielding, commercial-based products.

       At June 30, 2007, total loans of $736.3 million were comprised of 45.1% in multi-family/non-residential mortgage loans, 16.0% in one-to-four family real estate loans, 15.6% in consumer loans, comprised mostly of direct automobile loans for both new and used vehicles, 14.1% in home equity loans, 7.8% in commercial loans and 1.4% in construction loans.

       The allowance for loan losses was $5.7 million at June 30, 2007, compared to $6.0 million at December 31, 2006. This reflects a provision for loan losses of $80,000 for the six-month period ended June 30, 2007, offset by net charge-offs of $341,000. The ratio of the allowance for loan losses to total loans was 0.78% on both June 30, 2007 and December 31, 2006. Non-performing assets represented 0.02% and 0.04% of total assets as of June 30, 2007 and December 31, 2006, respectively.

       Liabilities. Total liabilities decreased $55.2 million, or 6.2%, to $832.6 million at June 30, 2007, from $887.8 million at December 31, 2006. The decrease resulted primarily from a decline in FHLB advances of $8.2 million, or 3.5%, and a decrease in deposits of $47.3 million, or 7.3%.

       Deposits were $598.6 million at June 30, 2007, a decrease of $47.2 million, or 7.3%, from the $645.8 million reported at December 31, 2006. Core deposits, which consist of checking, savings and money market accounts, increased $27.8 million, or 12.1%, while certificates of deposit decreased by $75.0 million, or 18.1%, from the $415.4 million reported at year-end 2006. The Company has remained focused on growing core deposits while strategically allowing high cost certificates of deposit to run off in an effort to help improve net interest income and margin. At June 30, 2007, brokered certificates of deposit totaled $44.3 million, an increase of $1.0 million from the $43.3 million at December 31, 2006.

       Equity. Stockholders' equity totaled $99.9 million at June 30, 2007, an increase of $1.4 million, or 1.4%, from $98.5 million at December 31, 2006. The increase was primarily attributable to net income and stock benefit plan activity for the six month period, partially offset by the declaration of quarterly cash dividends of $0.06 per common share declared on March 28, 2007 and $0.07 per common share declared on June 27, 2007. On June 27, 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per common share, which represented an increase of $0.01, or 16.7%, over the prior quarterly cash dividend. The dividend was payable on July 27, 2007 to stockholders of record on July 13, 2007. Additionally, accumulated other comprehensive loss, net of taxes, declined by $134,000.

Average Balance Sheet. The following table sets forth certain information for the three months ended June 30, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                     For the Three Months Ended June 30,
                                                    --------------------------------------------------------------------
                                                               2007                                  2006
                                                    ---------------------------------   --------------------------------
                                                    Average                Average       Average               Average
                                                    Balance  Interest     Yield/Cost     Balance   Interest   Yield/Cost
                                                    -------  --------     ----------     -------   --------   ----------
Interest-earning assets:
  Loans receivable, net(1)                         $739,684   $12,185        6.59%       $762,211   $11,917      6.25%
  Securities(2)                                     135,882     1,371        4.04         166,505     1,658      3.98
  Other interest-earning assets(3)                   11,098       214        7.71          11,879       172      5.79
                                                   --------   -------        ----        --------   -------      ----
     Total interest-earning assets                  886,664    13,770        6.21         940,595    13,747      5.85
Non-interest-earning assets                          55,613                                48,034
                                                   --------                              --------
     Total assets                                  $942,277                              $988,629
                                                   ========                              ========
Interest-bearing liabilities:
 Checking accounts(4)                              $ 63,570         9        0.06%       $ 64,714         9      0.06%
 Savings and club accounts                           47,506        62        0.52          58,456        79      0.54
 Money market accounts                              146,262     1,300        3.56         117,882       837      2.84
 Certificates of deposit                            365,961     4,422        4.83         415,538     4,132      3.98
 Other borrowed funds                               215,434     2,476        4.60         235,254     2,429      4.13
                                                    -------   -------        ----        --------    ------      ----
   Total interest-bearing liabilities               838,733     8,269        3.94         891,844     7,486      3.36
                                                              -------                                ------
Non-interest-bearing liabilities                      3,548                                 2,651
                                                   --------                              --------
     Total liabilities                              842,281                               894,495
Stockholders' equity                                 99,996                                94,134
                                                   --------                              --------
     Total liabilities and stockholders' equity    $942,277                              $988,629
                                                   ========                              ========
Net interest income                                           $ 5,501                               $ 6,261
                                                              =======                               =======
Net interest rate spread(5)                                                  2.27%                               2.49%
Net interest margin(6)                                                       2.48%                               2.66%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                    105.71%                             105.47%

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

Average Balance Sheet. The following table sets forth certain information for the six months ended June 30, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances. The table does not include the allowance for loan losses in the average balances of loans receivable. Management does not believe that this causes any material differences in the information presented.

                                                                       For the Six Months Ended June 30,
                                                    --------------------------------------------------------------------
                                                               2007                                  2006
                                                    ---------------------------------   --------------------------------
                                                    Average                Average       Average               Average
                                                    Balance  Interest     Yield/Cost     Balance   Interest   Yield/Cost
                                                    -------  --------     ----------     -------   --------   ----------
Interest-earning assets:
  Loans receivable, net(1)                        $750,282    $24,640        6.57%       $752,817   $23,257       6.18%
  Securities(2)                                    141,224      2,823        4.00         171,619     3,421       3.99
  Other interest-earning assets(3)                  11,234        437        7.78          12,359       345       5.58
                                                  --------    -------        ----        --------   -------       ----
     Total interest-earning assets                 902,740     27,900        6.18         936,795    27,023       5.77
Non-interest-earning assets                         55,376                                 47,697
                                                  --------                               --------
     Total assets                                 $958,116                               $984,492
                                                  ========                               ========
Interest-bearing liabilities:
 Checking accounts(4)                             $ 61,944         15        0.05%       $ 62,746        23       0.07%
 Savings and club accounts                          46,626        123        0.53          59,023       153       0.52
 Money market accounts                             138,078      2,439        3.53         112,604     1,405       2.50
 Certificates of deposit                           389,909      9,431        4.84         406,060     7,833       3.86
 Other borrowed funds                              218,759      4,950        4.53         246,994     4,971       4.03
                                                  --------      -----        ----        --------     -----       ----
   Total interest-bearing liabilities              855,316     16,958        3.97         887,427    14,385       3.24
                                                              -------                               -------
Non-interest-bearing liabilities                     3,338                                  2,758
                                                  --------                               --------
     Total liabilities                             858,654                                890,185
Stockholders' equity                                99,462                                 94,307
                                                  --------                               --------
     Total liabilities and stockholders' equity   $958,116                               $984,492
                                                  ========                               ========
Net interest income                                           $10,942                               $12,638
                                                              =======                               =======
Net interest rate spread(5)                                                  2.21%                                2.53%
Net interest margin(6)                                                       2.42%                                2.70%
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                    105.54%                              105.56%

-----------------
(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2) Includes U.S. government obligations, mortgage-backed securities and interest-bearing deposits in banks.
(3)  Includes FHLB stock, at cost.
(4)  Includes both interest-bearing and non-interest-bearing checking accounts.
(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities (including non-interest-bearing checking accounts).
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2007 and
2006

         Net Income. Net income decreased by $780,000, to $280,000, for the three months ended June 30, 2007, compared to $1.060 million for the same period in 2006, a 73.6% decline. Diluted net income per common share was $0.03 for the second quarter of 2007, compared to $0.10 for the same period in 2006. The decrease in net income was primarily attributable to a $760,000 decrease in net interest income and an increase of $662,000 in other expenses, partially offset by an increase in other income of $106,000, a $228,000 decrease in the provision for loan losses and a $308,000 decrease in income tax expense. Results for the three-month period ended June 30, 2007 includes $710,000, or $0.07 per diluted share, of after-tax merger-related expenses relating to the proposed merger with New York Community Bancorp, Inc.

         Net Interest Income. Net interest income declined $760,000, or 12.1%, to $5.5 million for the three months ended June 30, 2007, compared to $6.3 million for the same period in 2006. Total interest income increased by $23,000, to $13.8 million, for the three months ended June 30, 2007, while total interest expense increased by $783,000, to $8.3 million, when compared to the same three month period last year. The year-over-year decline was the result of margin compression stemming from the flat to inverted yield curve, increased funding costs and a slowdown in asset growth. Compared to the first quarter of 2007, net interest income increased $60,000. The net interest margin for the second quarter of 2007 increased to 2.48%, from 2.37% for the first quarter of 2007, but was down 18 basis points from the 2.66% for the second quarter of 2006.

         The 0.2% increase in total interest income for the second quarter 2007, as compared to the same quarter last year, was primarily due to a 36 basis point increase in the yield earned on average interest-earning assets, partially offset by lower average interest-earning assets. This increase was primarily the result of the rebalancing of our loan portfolio, which has resulted in the replacement of amortizing lower yield automobile loans with higher-yielding multi-family/non-residential and commercial loans, as well as generally higher yields on loans as a result of increases in market interest rates. Additionally, the investment portfolio, which yielded 4.04% in the second quarter of 2007, continued to decline, as the cash flow has been utilized to pay down higher cost borrowings and/or fund loan activity. The increase in the dividend yield on FHLB stock also contributed to the increase in our asset yield.

         The 10.5% increase in total interest expense for the second quarter 2007, as compared to the same quarter last year, was primarily due to a 58 basis point increase in the average cost of funds when compared to the same quarter of the prior year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates over the past year.

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

         The provision for loan losses declined by $228,000, to $24,000, for the three months ended June 30, 2007, from $252,000 for the same quarter in 2006. The decrease in the provision was primarily due to lower loan production during the second quarter of 2007 as compared to the same period last year. Total charge-offs amounted to $303,000 and recoveries amounted to $73,000, resulting in a net charge-off amount of $230,000 for the three months ended June 30, 2007. This represents a $169,000 increase in net charge-offs when compared to the same quarter in 2006.

         Other Income. Other income increased $106,000, or 12.0%, to $990,000 for the three months ended June 30, 2007, compared to $884,000 for the same quarter in 2006. The change was primarily due to an increase in income from bank-owned life insurance.

         Other Expenses. Other expenses increased $662,000, or 12.8%, to $5.8 million for the three months ended June 30, 2007, compared to the same period last year. This was primarily attributable to approximately $835,000 of per-tax expenses relating to the proposed merger with New York Community Bancorp, Inc. Excluding these merger-related expenses, core expenses declined 3.3% for the three-month period of 2007. This decrease in core expenses was primarily attributable to reduced spending, as the Company remains focused on controlling costs.

         Income Tax Expense. Income tax expense decreased by $308,000, or 47.1%, during the three months ended June 30, 2007 when compared to the same quarter in 2006, reflecting lower taxable income for the 2007 period.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

         Net Income. Net income decreased by $988,000, to $1.121 million, for the six months ended June 30, 2007, compared to $2.109 million for the same period in 2006, a 46.8% decline. Diluted net income per common share was $0.10 for the six months ended June 30, 2007 compared to $0.20 for the same period in 2006. The decrease in net income was primarily attributable to a $1.7 million decrease in net interest income coupled with a $579,000 increase in other expenses, partially offset by a $249,000 increase in other income, a $588,000 decrease in the provision for loan losses and a $450,000 decrease in income tax expense. Results for the six-month period ended June 30, 2007 includes $710,000, or $0.07 per diluted share, of after-tax merger-related expenses relating to the proposed merger with New York Community Bancorp, Inc.

         Net Interest Income. Net interest income declined by $1.7 million, or 13.4%, to $10.9 million for the six months ended June 30, 2007, compared to $12.6 million for the same period in 2006. Total interest income increased by $877,000, to $27.9 million, for the six months ended June 30, 2007, while total interest expense increased by $2.6 million, to $17.0 million, when compared to the same six-month period last year. The year-over-year decline was the result of margin compression stemming from the prolonged, flat to inverted yield curve, increased funding costs and a slowdown in asset growth. The net interest margin for the first six months of 2007 declined 28 basis points, to 2.42%, from 2.70% in the same period last year.

         The 3.2% increase in total interest income for the first six months of 2007, as compared to the same period last year, was primarily due to a 41 basis point increase in the yield earned on average interest-earning assets. This was primarily the result of the rebalancing of our loan portfolio, which has resulted in the replacement of amortizing lower yield automobile loans with higher-yielding multi-family/non-residential and commercial loans, as well as generally higher yields on loans as a result of increases in market interest rates. Additionally, the investment portfolio, which yielded 4.00% in the first six months of 2007, continued to decline, as the cash flow has been utilized to pay down higher cost borrowings and/or fund loan activity. The increase in the dividend yield on FHLB stock also contributed to the increase in our asset yield.

         The 17.9% increase in total interest expense for the first six months of 2007 as compared to the same period last year was primarily due to a 73 basis point increase in the average cost of funds when compared to the same period last year. The increase in the average cost of interest-bearing liabilities was primarily attributable to higher market interest rates over the past year.

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

         The provision for loan losses declined by $588,000, to $80,000, for the six months ended June 30, 2007, from $668,000 for the same period in 2006. The decrease in the provision was primarily due to lower loan production during the six months ended June 30, 2007 as compared to the same period last year. Total charge-offs amounted to $521,000 and recoveries amounted to $180,000, resulting in a net charge-off amount of $341,000 for the six months ended June 30, 2007. This represents no change in net charge-offs when compared to the same period in 2006.

         Other Income. Other income increased $249,000, or 14.1%, to $2.0 million for the six months ended June 30, 2007. This was primarily the result of an increase in income from bank-owned life insurance.

         Other Expenses. Other expenses increased $579,000, or 5.6%, to $10.9 million for the six months ended June 30, 2007, compared to $10.3 million for the same period in 2006. This was primarily attributable to approximately $835,000 of per-tax expenses relating to the proposed merger with New York Community Bancorp, Inc. Excluding these merger-related expenses, core expenses declined 2.5% for the six-month period of 2007. This decrease in core expenses was primarily attributable to reduced spending, as the Company remains focused on controlling costs.

         Income Tax Expense. Income tax expense decreased by $450,000, or 35.3%, during the six months ended June 30, 2007 when compared to the same period in 2006, due primarily to lower taxable income for the 2007 period.


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

       The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayment of loans and mortgage-backed securities. In addition, the Bank invests any excess funds in overnight federal funds investments, which provide liquidity. Its cash and cash equivalents, defined as cash and deposits in other financial institutions with original maturities of three months or less, totaled $7.2 million at June 30, 2007. To a lesser extent, the earnings and funds provided from operating activities are a source of liquidity.

       Liquidity management is both a daily and long-term function of business management. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions and competition. If the Bank requires funds beyond its ability to generate them internally, it has the ability to obtain advances from the FHLB, which provides an additional source of funds. At June 30, 2007, the Bank's borrowing limit with the FHLB was $290.5 million, subject to collateral requirements. At June 30, 2007, the Bank had $227.5 million of FHLB advances outstanding, including $100.5 million in repurchase agreement advances with the FHLB.

       Management is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital or operations nor is it aware of any current recommendation by regulatory authorities, which, if implemented, would have a material effect on liquidity, capital or operations. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of June 30, 2007 was $19.3 million, excluding commitments on unused lines of credit, which totaled $28.5 million.

       Management intends to expand the Bank's branch network either through opening or acquiring branch offices. One new office in Howell, New Jersey, was opened in May 2007 and two new offices and the relocation of one branch are planned for 2007 and 2008.

       The following table discloses the Bank's contractual obligations as of June 30, 2007 (in thousands):

                                      Total   Less Than   1-3 Years   4-5 Years     After
                                               1 Year                              5 Years
                                    --------  ---------   ---------   ---------   --------
Certificates of deposit             $340,388   $316,315   $ 23,000     $    517   $    556
FHLB advances (1)                    227,500    125,000     25,300       15,000     62,200
Rental under operating leases         11,468        901      1,712        1,507      7,348
                                    --------   --------   --------     --------   --------
Total                               $579,356   $442,216   $ 50,012     $ 17,024   $ 70,104
                                    ========   ========   ========     ========   ========

----------------
(1) At June 30, 2007, other borrowed funds consisted of FHLB advances. At June 30, 2007, our borrowing limit with FHLB was $290.5 million, subject to collateral requirements.

         The following table discloses the Bank's commitments as of June 30, 2007 (in thousands):

                                      Total   Less Than   1-3 Years   4-5 Years     After
                                               1 Year                              5 Years
                                    --------  ---------   ---------   ---------   --------
Lines of credit (1)                  $28,491    $ 2,607   $   289      $ 1,317    $24,278
Other commitments to extend credit    19,287     19,287         -            -          -
                                     -------    -------   -------      -------    -------
Total                                $47,778    $21,894   $   289      $ 1,317    $24,278
                                     =======    =======   =======      =======    =======

----------------
(1)  Represents amounts committed to customers.


Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On June 30, 2007, the Bank was in compliance with all of its regulatory capital requirements.

The following table sets forth the Bank's capital position and relativity to regulatory requirements as of June 30, 2007:

                                                                               OTS Requirements
                                                                 ------------------------------------------
                                                                      Minimum            Classification for
                                            Bank actual           capital adequacy        well-capitalized
                                            -----------           ----------------        ----------------
                                        Amount       Ratio       Amount      Ratio       Amount       Ratio
                                        ------       -----       ------      -----       ------       -----
Total risk-based capital
   (to risk-weighted assets)           $96,985      13.27%      $58,464      8.00%      $73,080      10.00%
Tier 1 capital (to risk-weighted        91,257      12.49%          N/A       N/A        43,848       6.00%
assets)
Tier 1 capital (to adjusted total       91,257       9.83%       37,145      4.00%       46,432       5.00%
assets)
Tangible capital (to adjusted total     91,257       9.83%       13,930      1.50%          N/A        N/A
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

         Management believes that there has not been any material adverse change in market risk during the three month period ended June 30, 2007.

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

                           PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.
         -----------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. There were no lawsuits pending or known to be contemplated at June 30, 2007 that would be expected to have a material effect on the Company's operations or income.

Item 1A. Risk Factors.
         ------------

         There has been no material change in the risk factors previously disclosed in the Company's 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        -----------------------------------------------------------

                      ISSUER PURCHASES OF EQUITY SECURITIES

The following table reports information regarding repurchases of the Company's common stock during the second quarter of 2007 and the stock repurchase plans approved by the Company's Board of Directors.

----------------------------- --------------- ---------------- ------------------------- ----------------------------
                                                                Total Number of Shares    Maximum Number of Shares
                               Total Number                      Purchased as Part of     that May Yet Be Purchased
                                of Shares      Average Price      Publicly Announced         Under the Plans or
                                Purchased     Paid per Share    Plans or Programs (1)           Programs (1)
           Period
----------------------------- --------------- ---------------- ------------------------- ----------------------------
April 1-30, 2007                    -                -                     -                        470,401
----------------------------- --------------- ---------------- ------------------------- ----------------------------
May 1-31, 2007                      -                -                     -                        470,401
----------------------------- --------------- ---------------- ------------------------- ----------------------------
June 1-30, 2007                     -                -                     -                        470,401
----------------------------- --------------- ---------------- ------------------------- ----------------------------
Total                               -                -                     -
----------------------------- --------------- ---------------- ------------------------- ----------------------------

-----------------
(1) On February 23, 2006, the Company announced that it intends to purchase up to five percent of its common stock outstanding (approximately 572,294 shares) in open market transactions. This repurchase program incorporates the 174,628 shares that remained available for repurchase under the Company's August 2005 repurchase program. Such purchases are to be made from time to time in the open market, based on stock availability, price and the Company's financial performance. This program has no expiration date and has 470,401 shares yet to be purchased as of June 30, 2007.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

          None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

          The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 24, 2007. There were outstanding and entitled to vote at the Meeting 11,382,143 shares of Common Stock of the Company. There were present at the meeting or by proxy the holders of 10,520,319 shares of Common Stock representing 92.4% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to ratify the appointment of the independent auditor for the December 31, 2007 fiscal year. The result of the voting at the Meeting is as follows (percentages in terms of votes cast):

          Proposal 1

                                                                                          VOTES
                                                       VOTES FOR                         WITHHELD
                                        ----------------------------------      ------------------------------
                                            Number           Percentage           Number          Percentage
                                           of Votes         of Votes Cast        of Votes        of Votes Cast
                                           --------         -------------        --------        -------------
  David H. Gibbons, Jr.                   10,426,459            99.1%             93,860             0.9%

  Paul T. LaCorte                         10,423,500            99.1%             96,819             0.9%

  Albert N. Stender                       10,421,768            99.1%             98,551             0.9%

          Proposal 2
          Ratification of the appointment of Crowe Chizek and Company LLC as the Company's independent auditor for the year ending December 31, 2007.

                               Number of       Percentage of
                                 Votes          Votes Cast
                                 -----          ----------

FOR                          10,464,948            99.5%

AGAINST                          43,014             0.4%

ABSTAIN                          12,357             0.1%


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

                                      SYNERGY FINANCIAL GROUP, INC.



Date: August 9, 2007                  By:  /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

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

Date: August 9, 2007                             Date: August 9, 2007
